Form 10-Q
period 2011-04-30
SUJA MINERALS, CORP
filed 2011-06-20
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-171572

                          SUJA MINERALS, CORP.
(Exact name of registrant as specified in its charter)
                                            NEVADA
(State or other jurisdiction of incorporation or organization)
10300 W. Charleston Blvd., #13-56
                                          Las Vegas, NV 89135
(Address of principal executive offices, including zip code.)

                                           702-425-2873
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,450,000 shares of common stock as of June 14, 2011.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of April 30, 2011 (unaudited) and October 31, 2010	3

	Unaudited Statements of Operations for the three and six month periods ended April 30, 2011 and the periods from (April 28, 2010) inception to April 30, 2010 and April 30, 2011	4

	Unaudited Statements of Cash Flows for the six month period ended April 30, 2011 and the periods from (April 28, 2010) inception to April 30, 2010 and April 30, 2011	5

	Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4	Controls and Procedures	12

PART II	OTHER INFORMATION	12

ITEM 1A	Risk Factors	12

ITEM 6	Exhibits	12

INDEX TO EXHIBITS		12

SIGNATURES		13

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	April 30,	October 31,
	2011	2010
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$8	$11,535
Prepaid expenses	-	1,075
Total current assets	8	12,610

Other assets:
Property option	108,400	108,400
Total other assets	108,400	108,400

Total assets	$108,408	$121,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$965	$-
Accrued interest payable - related party	7	-
Accrued interest payable	222	28
Advances	2,750	-
Loan payable - related party	430	-
Notes payable	6,645	6,645
Total current liabilities	11,019	6,673

Total liabilities	11,019	6,673

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 and 19,200,00 shares issued and outstanding, respectively	19,450	19,200
Additional paid-in capital	175,050	172,800
Common stock payable	-	2,500
Subscriptions receivable	-	(10,000)
Deficit accumulated during exploration stage	(97,111)	(70,163)
Total stockholders' equity	97,389	114,337

Total liabilities and stockholders' equity	$108,408	$121,010

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	Inception	For the	Inception
	three months	(April 28, 2010)	six months	(April 28, 2010)
	ended	to	ended	to
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	132	-	297	424
General and administrative - related party	-	10,000	-	10,112
Professional fees	3,650	-	26,450	86,450
Total operating expenses	3,782	10,000	26,747	96,986

Loss from operations	(3,782)	(10,000)	(26,747)	(96,986)

Other income (expense):
Foreign currency transaction gain	-	-	-	104
Interest expense - related party	(7)	-	(7)	(7)
Interest expense	(83)	-	(194)	(222)
Total other income (expense)	(90)	-	(201)	(125)

Net loss	$(3,872)	$(10,000)	$(26,948)	$(97,111)

Weighted average number of common shares outstanding - basic	19,343,258	3,000,000	19,270,442

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the	Inception	Inception
	six months	(April 28, 2010)	(April 28, 2010)
	ended	to	to
	April 30,	April 30,	April 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,948)	$(10,000)	$(97,111)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,075	-	-
Increase in accounts payable	965	-	965
Increase in accrued interest payable - related party	7	-	7
Increase in accrued interest payable	194	-	222

Net cash used in operating activities	(24,707)	-	(85,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option	-	-	(1,755)

Net cash used in investing activities	-	-	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related party	430	-	430
Advances	2,750		2,750
Proceeds from sale of common stock, net of offering costs	10,000	-	84,500

Net cash provided by financing activities	13,180	-	87,680

NET CHANGE IN CASH	(11,527)	-	8

CASH AT BEGINNING OF YEAR	11,535	-	-

CASH AT END OF YEAR	$8	$-	$8

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option	$-	$-	$100,000
Note payable issued for purchase of property option,
net of payments of $1,755	$-	$-	$6,645

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended October 30, 2010 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through ASU No. 2011-04 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended April 30, 2011 of ($97,111). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – PROPERTY OPTION

On August 9, 2010, the Company executed an option to acquire a 100% undivided interest on mineral claims in Canada.  As part of the agreement, the Company agreed to issue 10,000,000 shares of common stock valued at $0.01 per share and issued a promissory note for $8,400 which is due by August 31, 2010.   The second payment of $76,800 is due by August 31, 2011.  The Company agreed to payments of $50,000 due by August 31, 2012 and payments of $50,000 for the next four years.  The Company must pay $250,000 per year for the following five year periods until such time as the project is abandoned or put into production.  The options will be deemed exercised upon satisfaction of all the above stated terms; at which point the Company will have acquired 100% interest in the property.  Once it is put into production, the payments of $250,000 per year will cease and the Company will pay $3 per ton adjusted annually by the Canadian Cost of Living Index.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – PROPERTY OPTION (CONTINUED)

As of October 31, 2010, the Company issued 10,000,000 shares of common stock and has paid a total of $1,755 as part of the agreement.

As of April 30, 2011, the Company has an outstanding principal amount of $6,645 in notes payable related to the agreement.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

On February 14, 2011, the Company had a verbal arrangement with Matt Reams, an officer, director and shareholder of the Company, for a total of $430.  The unsecured loan is due upon demand and bears interest at 8% per annum. During the three months ended April 30, 2011, the interest expense totaled $7.  As of April 30, 2011, the Company had accrued interest of $7.

NOTE 5 – NOTES PAYABLE

On August 9, 2010, the Company executed a promissory note for $8,400.  The loan is due on August 9, 2011 and bears interest at 5% per annum.  The Company paid a total of $1,755 in principal payments and the accrued interest on the loan commenced on September 1, 2010.  During the three months ended April 30, 2011, the interest expense totaled $83.  During the six months ended April 30, 2011, the interest expense totaled $194.  As of April 30, 2011, the Company had accrued interest of $222.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

Common Stock

On April 28, 2010, the Company issued an officer and director of the Company 1,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services of $10,000.

On October 13, 2010, the Company issued 7,200,000 shares of its common stock for cash of $74,500.  The Company has 250,000 shares unissued valued at $2,500 in common stock payable.  During March 2011, the Company issued the remaining 250,000 shares and reduced the entire balance of common stock payable.

On October 13, 2010, the Company issued 1,000,000 shares of its common stock for subscriptions receivable of $10,000.  The Company received $10,000 from the investor in November 2010.

On October 13, 2010, the Company issued 10,000,000 shares of its common stock for property option valued at $100,000 based on the fair value of the common stock.

On November 30, 2010, the Company received $10,000 from an investor and reduced the entire balance of subscriptions receivable balance for shares issued during October 2010.

On March 11, 2011, the Company issued 250,000 shares of common stock to an investor for cash received during October 2010.  Upon issuance of the shares, the Company reduced the entire balance of common stock payable.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (continued)

During the six months ended April 30, 2011, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of April 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

On April 28, 2010, the Company issued an officer and director of the Company 1,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services of $10,000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

12 month Plan

Our plan of operation for the next 12 months will be to complete the recommended  two Phases of the exploration work program on the Crawford Creek mineral property consisting of 1, prospecting, trenching and sampling and , 2, diamond drilling. We anticipate that the total cost of these exploration programs will be approximately $86,904.

We plan to commence Phase 1 of the recommended exploration program on the Crawford Creek in 3rd quarter of 2011. This initial exploration program consists of prospecting, trenching and soil sampling. This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

We will then review results and information from the completed phase 1 of the exploration work program on the Crawford Creek and, based on positive results and recommendations, we plan to commence phase 2 of the recommended exploration program consisting of diamond drilling. The drilling program is anticipated to be completed approximately 10 months following completion of phase 1 at a cost of approximately $78,336.

After Phase II is completed, we will review findings from the diamond drilling program on the Crawford Creek property and will proceed with additional exploration work program that may be recommended by our professional Geologist or Engineer.  Management estimates that it would then take another $350,000 of drilling costs to outline sufficient tonnage to commence production from the property, although there is no assurance that $350,000 or any amount of drilling costs will prove a mineral resource at Crawford Creek.

If an economic resource is established through drilling, there will be substantial additional costs to place the property in production, such as the costs of permitting, bonding, equipment and working capital, which costs cannot be estimated until such time as the Crawford Creek mineral resource, if any, has been explored and is better understood.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for the recommended two phases of exploration program.

We will not have enough funds to cover the phase one of the exploration program, and we will require additional funding in order to cover administrative expenses and to proceed with the recommended phase one and two exploration program and any additional exploration programs that may be recommended as a result of findings of the initial two phases of the exploration work on the Crawford Creek property.

Business Plan Risks

The Company’s business plan is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated exploration and development of its mining interests. Historically, the Company has not generated sufficient cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer future expectations that any interests owned by the Company will be commercially developed or that its operations will be sufficient to generate the revenue required. Should we be unable to generate cash flow, the Company may be forced to seek additional debt or equity financing as alternatives to the cessation of operations. The success of such measures can in no way be assured.  Inherently, in the exploration of mineral properties, there are substantial risks which the Company may not be able to mitigate and could result in a cessation of operations.

 Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin operations.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than operations.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in goods and services.  We need additional capital to operate during the next twelve months.

To become profitable and competitive, we have to explore our Crawford Creek mining claims and, if economically feasible, develop and open a mine.

Equity financing could result in additional dilution to existing shareholders.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

Liquidity and Capital Resources

As of April 30, 2011, our total assets were $108,408, including cash of $8.  Our total liabilities were $11,019.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.

Results of Operations

Period from April 28, 2010 to April 30, 2011:

Since the Company’s original inception on April 28, 2010, we have not generated any revenues.  Our net loss from inception through April 30, 2011 was $97,111.

Three and Six Month Periods Ending April 30, 2011:

In the three and six month periods ending April 30, 2011, the loss from continuing operations was $3,872 and $26,948, respectively. The Company’s most significant expense was for professional fees associated with its SEC Registration Statement on S-1, which were largely paid during the three month period ending January 31, 2011, with the result that professional fees were significantly lower during the three months ended April 30, 2011.  We will have ongoing professional fees payable as a result of becoming a public company.

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after April 30, 2011 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended April 30, 2011.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of June, 2011.

SUJA MINERALS, CORP.

BY:	MATT REAMS

/s/	MATT REAMS
President and Principal Executive Officer and

BY:	MATT REAMS

/s/	MATT REAMS
Chief Financial Officer and Principal Financial Officer