Form 10-Q
period 2011-07-31
SUJA MINERALS, CORP
filed 2011-09-14
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,450,000 shares of common stock as of September 13, 2011.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of July 31, 2011 (unaudited) and October 31, 2010	3

	Unaudited Statements of Operations for the three and nine month periods ended July 31, 2011, for the three month period ended July 31, 2011 and the periods from April 28, 2010 (inception) to July 31, 2010 and July 31, 2011	4

	Unaudited Statements of Cash Flows for the nine month period ended July 31, 2011 and the periods from April 28, 2010 (inception) to July 31, 2010 and July 31, 2011	5

	Condensed Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4	Controls and Procedures	12

PART II	OTHER INFORMATION	12

ITEM 1A	Risk Factors	12

ITEM 6	Exhibits	12

INDEX TO EXHIBITS		12

SIGNATURES		13

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	July 31,	October 31,
	2011	2010
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$-	$11,535
Prepaid expenses	-	1,075
Total current assets	-	12,610

Other assets:
Property option	128,478	108,400
Total other assets	128,478	108,400

Total assets	$128,478	$121,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank overdraft	$12	$-
Accounts payable	25,485	-
Accrued payroll	20,000	-
Accrued interest payable - related party	16	-
Accrued interest payable	430	28
Notes payable - related party	430	-
Notes payable	26,723	6,645
Total current liabilities	73,096	6,673

Total liabilities	73,096	6,673

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 shares issued and outstanding	19,450	19,200
Additional paid-in capital	175,050	172,800
Common stock payable	-	2,500
Subscriptions receivable	-	(10,000)
Deficit accumulated during exploration stage	(139,118)	(70,163)
Total stockholders' equity	55,382	114,337

Total liabilities and stockholders' equity	$128,478	$121,010

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	For the	For the	Inception	Inception
	three months	three months	nine months	(April 28, 2010)	(April 28, 2010)
	ended	ended	ended	to	to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	40	23	337	23	464
General and administrative - related party	-	-	20,000	10,000	30,112
Professional fees	21,750	80,000	48,200	80,000	108,200
Total operating expenses	21,790	80,023	68,537	90,023	138,776

Loss from operations	(21,790)	(80,023)	(68,537)	(90,023)	(138,776)

Other income (expense):
Foreight currency transaction gain	-	-	-	-	104
Interest expense - related party	(9)	-	(16)	-	(16)
Interest expense	(208)	-	(402)	-	(430)
Total other income (expense)	(217)	-	(418)	-	(342)

Net loss	$(22,007)	$(80,023)	$(68,955)	$(90,023)	$(139,118)

Weighted average number of common	19,450,000	1,000,000	19,330,952	1,000,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.08)	$(0.00)	$(0.09)

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the	Inception	Inception
	nine months	(April 28, 2010)	(April 28, 2010)
	ended	to	to
	July 31,	July 31,	July 31,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,955)	$(90,023)	$(139,118)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,075	-	-
Increase in accounts payable	25,485	35,000	25,485
Increase in accrued payroll	20,000	-	20,000
Increase in accrued interest payable - related party	16	-	16
Increase in accrued interest payable	402	-	430

Net cash used in operating activities	(21,977)	(45,023)	(83,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option	-	-	(1,755)

Net cash used in investing activities	-	-	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	12	-	12
Proceeds from notes payable - related party	430	-	430
Proceeds from sale of common stock, net of offering costs	10,000	63,013	84,500

Net cash provided by financing activities	10,442	63,013	84,942

NET CHANGE IN CASH	(11,535)	17,990	-

CASH AT BEGINNING OF YEAR	11,535	-	-

CASH AT END OF YEAR	$-	$17,990	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option	$-	$-	$100,000
Note payable issued for purchase of property option,
net of payments of $1,755	$20,078	$-	$26,723

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended October 31, 2010 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

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

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through ASU No. 2011-07 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended July 31, 2011 of ($139,118). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – PROPERTY OPTION

On August 9, 2010, the Company executed an option to acquire a 100% undivided interest on mineral claims in Canada.  As part of the agreement, the Company agreed to issue 10,000,000 shares of common stock valued at $0.01 per share and issued a promissory note for $8,400 which was due by August 31, 2010.   The second payment of $76,800 was due by August 31, 2011.  The Company agreed to payments of $50,000 due by August 31, 2012 and payments of $50,000 for the next four years.  The Company must pay $250,000 per year for the following five year periods until such time as the project is abandoned or put into production.  The options will be deemed exercised upon satisfaction of all the above stated terms; at which point the Company will have acquired 100% interest in the property.  Once it is put into production, the payments of $250,000 per year will cease and the Company will pay $3 per ton adjusted annual by the Canadian Cost of Living Index.

On June 15, 2011, the Company renegotiated the payment terms of the option agreement.  The promissory note was amended to account for the increase in payment amount in the amended option agreement.  See Note 5 for details of the promissory note.  The counterparty retained the 10,000,000 shares of common stock and the first payment has increased to CAD $26,000 and is due on April 30, 2012.  The second payment of CAD $76,800 is due on August 31, 2014.  The Company agreed to payments of $50,000 due by August 31, 2012 and payments of $50,000 for the next four years.  The Company must pay $250,000 per year for the following five year periods until such time as the project is abandoned or put into production.  The options will be deemed exercised upon satisfaction of all the above stated terms; at which point the Company will have acquired 100% interest in the property.  Once it is put into production, the payments of $250,000 per year will cease and the Company will pay $3 per ton adjusted annual by the Canadian Cost of Living Index.

As of October 31, 2010, the Company issued 10,000,000 shares of common stock and has paid a total of $1,755 as part of the agreement.

As of July 31, 2011, the Company has an outstanding principal amount of $26,723 in notes payable related to the agreement.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On February 14, 2011, the Company had a verbal arrangement with Matt Reams, an officer, director and shareholder of the Company, for a total of $430.  The unsecured loan is due upon demand and bears interest at 8% per annum. During the three months ended July 31, 2011, the interest expense totaled $9.  During the nine months ended July 31, 2011, the interest expense totaled $16.  As of July 31, 2011, the Company had accrued interest of $16.

NOTE 5 – NOTES PAYABLE

On August 9, 2010, the Company executed a promissory note for $8,400.  The loan was due on August 9, 2011 and bears interest at 5% per annum.  The Company paid a total of $1,755 in principal payments and the accrued interest on the loan commenced on September 1, 2010.

On June 15, 2011, the promissory note was amended and increased to CAD $26,000 which is approximately $26,723.  The increase in the loan amount was due to the increase in the amended property option.  See Note 3.  The loan is due on August 31, 2012 and bears interest at 5% per annum.

During the three months ended July 31, 2011, the interest expense totaled $208.  During the nine months ended July 31, 2011, the interest expense totaled $402.  As of July 31, 2011, the Company had accrued interest of $430.

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

On October 13, 2010, the Company issued 1,000,000 shares of its common stock for subscriptions receivable of $10,000.  The Company has received $10,000 from the investor in November 2010.

On October 13, 2010, the Company issued 10,000,000 shares of its common stock for property option of valued at $100,000 based on the fair value of the common stock.

On November 30, 2010, the Company received $10,000 from an investor and reduced the entire balance subscriptions receivable balance for shares issued during October 2010.

On March 11, 2011, the Company issued 250,000 shares of common stock to an investor for cash received during October 2010.  Upon issuance of the shares, the Company reduced the entire balance of common stock payable.

During the nine months ended July 31, 2011, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of July 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

On April 28, 2010, the Company issued an officer and director of the Company 1,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services of $10,000.

On June 15, 2011, the Company authorized a bonus of $20,000 for the President of the Company.  As of July 31, 2011, the entire amount was unpaid and is recorded to accrued payroll.

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

12 month Plan

Our plan of operation for the next 12 months will be to complete the recommended  two Phases of the exploration work program on the Crawford Creek mineral property consisting of 1, prospecting, trenching and sampling and , 2, diamond drilling. We anticipate that the total cost of these exploration programs will be approximately $86,904.  In addition, under our renegotiated option agreement, we will need to pay $26,312 (at an exchange rate of $1 CAD to $1.012 USD) to the property vendor on or before April 30, 2012.

We plan  to commence Phase 1 of the recommended exploration program on the Crawford Creek in early 2012 as weather allows. This initial exploration program consists of prospecting, trenching and soil sampling. This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

We will then review results and information from the completed phase 1 of the exploration work program on the Crawford Creek and, based on positive results and recommendations, we plan to commence Phase two of the recommended exploration program consisting of diamond drilling. The drilling program is anticipated to be completed approximately 10 months following completion of phase 1 at a cost of approximately $78,336.

After Phase II is completed, we will review findings from the diamond drilling program on the Crawford Creek property and will proceed with additional exploration work program that may be recommended by our professional Geologist or Engineer.  Management estimates that it would then take another $350,000 of drilling costs to outline sufficient tonnage to commence production from the property, although there is no assurance that $350,000 or any amount of drilling costs will prove up a mineral resource at Crawford Creek.

If an economic resource is established through drilling, there will be substantial additional costs to place the property in production, such as the costs of permitting, bonding, equipment and working capital, which costs cannot be estimated until such time as the Crawford Creek mineral resource, if any, has been explored and is better understood.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for the recommended two phases exploration program.

We will require additional funding in order to cover phase one of the exploration program, as well as administrative expenses and to proceed with the recommended phase two exploration program and any additional exploration programs that may be recommended as a result of findings of the initial two phases of the exploration work on the Crawford Creek property.

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

Liquidity and Capital Resources

As of July 31, 2011, our total assets were $128,478.  Our total liabilities were $73,096.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.

Results of Operations

Period from April 28, 2010 to July 31, 2011:

Since the Company’s original inception on April 28, 2010, we have not generated any revenues.  Our expenses from that inception through July 31, 2011 were $138,776.

Three and Six Month Periods Ending July 31, 2011:

In the three and nine month periods ending July 31, 2011, the loss from continuing operations was $21,790 and $68,537, respectively. The Company’s most significant expense was for professional fees associated with its SEC Registration Statement on S-1, which were largely paid during the three month period ending January 31, 2011, with the result that professional fees were lower during the three months ended July 31, 2011.  We will have ongoing professional fees payable as a result of becoming a public company.

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after July 31, 2010 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended July 31, 2011.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of September, 2011.

SUJA MINERALS, CORP.

BY: /s/	MATT REAMS MATT REAMS
President and Principal Executive Officer and

BY: /s/	MATT REAMS MATT REAMS
Chief Financial Officer and Principal Financial Officer