Form 10-Q/A
period 2011-07-31
SUJA MINERALS, CORP
filed 2011-10-14
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this  Amendment No. 1 to the Company's  Quarterly  Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange  Commission on September 14, 2011 (the "Form 10-Q"),  is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial  statements and related  notes  from  the  Form  10-Q  formatted  in XBRL  (eXtensible  Business
Reporting Language).

No other  changes have been made to the Form 10-Q.  This  Amendment No. 1 to the Form 10-Q  continues to speak as of the  original  filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures  made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the  Interactive  Data Files on Exhibit 101  hereto  are  deemed  not  filed  or part  of a  registration  statement  or prospectus  for purposes of Sections 11 or 12 of the  Securities Act of 1933, as amended,  are deemed not filed for purposes of Section 18 of the  Securities Act of 1934,  as amended,  and  otherwise  are not subject to liability  under those sections.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

  *  Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2011.

SUJA MINERALS, CORP.

BY: /s/	MATT REAMS MATT REAMS
President and Principal Executive Officer and

BY: /s/	MATT REAMS MATT REAMS
Chief Financial Officer and Principal Financial Officer