Form 10-K
period 2011-10-31
SUJA MINERALS, CORP
filed 2012-02-13
CIK 1492850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2011

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number: 000-53156

SUJA MINERALS, CORP.
(Name of issuer in its charter)

Nevada	27-3429931
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

10300 W. Charleston Blvd., #13-56 Las Vegas, NV89135	NV 89135
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-425-2873

Securities registered under Section 12(b) of the Exchange Act: None Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

State the aggregate market value of the voting and  non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. The aggregate market value held by non-affiliates as at April 30, 2011 was approximately $ nil*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 19,450,000 shares of common stock outstanding as of January 31, 2012.
_________________________
*Value speculative as stock did not trade prior to April 30, 2011

PART I

Note regarding forward-looking statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•     general economic and business conditions, both nationally and in our markets,

•     our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

•     our ability to implement our growth strategy,

•     anticipated trends in our business,

•     advances in technologies, and

•     other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

As used in this current report, the terms “we”, “us”, “our” and the “company” refer to Suja Minerals, Corp.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on April 28, 2010.

We intend to conduct exploration activities on the Crawford Creek Property located in British Columbia, Canada.

We maintain our statutory registered agent's office at Aspen Asset Management Services, LLC Inc. at 6623 Las Vegas Blvd S, Suite 255, Las Vegas, Nevada 89119. Our business office is located at 10300 W. Charleston #13-56 Las Vegas, NV 89135. Our telephone number is (702) 425-2873.

We are an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We have an option to acquire from our controlling shareholder a 100% interest in a group of mining claims collectively known as the Crawford Creek Property. Our controlling shareholder, in turn, has an option to acquire these mining claims from a corporation controlled by the claim owners of record.  We have not yet commenced exploration activities. Although minerals were previously mined on the property, there is no assurance that further commercially viable mineral deposits exist on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Economic feasibility refers to a formal evaluation completed by an engineer or geologist which confirms that the property can be successfully operated as a mine. Legal feasibility refers to the completion of a survey of the mineral claims comprising the Crawford Creek Property in order to ensure that the mineralization that we intend to exploit is within the claims boundaries.

Our plan of operation is to conduct exploration work on the Crawford Creek Property in order to ascertain whether it possesses additional economic quantities of dolomite and limestone. There can be no assurance that economic mineral deposits or reserves, exist on the Crawford Creek Property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Dolomite is used as an ornamental stone, a concrete aggregate, a source of   magnesium oxide and in the Pidgeon process for the production of magnesium. Where calcite limestone is uncommon or too costly, dolomite is sometimes used in its place as a flux for the smelting of iron and steel. Large quantities of processed dolomite are used in the production of float glass.  In horticulture, dolomite and dolomitic limestone are added to soils and soilless potting mixes to lower their acidity and as a magnesium source. Home and container gardening are common examples of this use.

There are many uses for limestone, including:

•	It is the raw material for the manufacture of quicklime (calcium oxide), slaked lime (calcium hydroxide), cement and mortar.
•	Pulverized limestone is used as a soil conditioner to neutralize acidic soils.
•	It is crushed for use as aggregate—the solid base for many roads.
•	As a reagent in flue gas desulfurization, it reacts with sulfur dioxide for air pollution control.
•	Glass making, in some circumstances, uses limestone.
•	It is added to toothpaste, paper, plastics, paint, tiles, and other materials as both white pigment and a cheap filler.
•	It can suppress methane explosions in underground coal mines.
•	Purified, it is added to bread and cereals as a source of calcium.
•	Calcium levels in livestock feed are supplemented with it, such as for poultry (when ground up)
•	It can be used for remineralizing and increasing the alkalinity of purified water to prevent pipe corrosion and to restore essential nutrient levels.
•	Used in blast furnaces, limestone extracts iron from its ore.

It is often found in medicines and cosmetics.

The market value of dolomite and limestone varies from a low of $4.00 to $6.00 per 10 kilogram bag of decorative stone sold at retail, to a high of $1,800 per metric ton of high quality stone used in paint and toothpaste.  The Company has not yet assessed the quality of the dolomite and limestone found at the Crawford Creek Property from the standpoint of possible or likely sale price.

Even if we complete our proposed exploration programs on the Crawford Creek Property and they are successful in identifying a mineral deposit, we may have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our Directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Crawford Creek Property

On August 9, 2010, we entered into an agreement with Hemisphere West Co. Ltd., of Keeleung, Taiwan whereby they agreed to grant us an option to acquire a 100% undivided  right, title and interest in a group of  mineral claims, known as the Crawford Bay Property, located in the Slocan Mining District of British Columbia, Canada.

The Crawford Creek Property consists of one mineral claim comprised of one claim block with an area of approx. 460 acres (208.93 hectares) and is located in southwestern British Columbia, Canada, 80 kilometers north of Creston, British Columbia in the Slocan Mining Division. Particulars are as follows:

Claim Name	Tenure No.	Expiry Date
Crawford Creek	503940	October 1, 2012

 Hemisphere West Co. Ltd. does not itself own the Crawford Creek Property.  It has the right to acquire the property under an Option Agreement dated June 8, 2010 with 0750082 BC LTD.  This option agreement has substantially similar terms as the option agreement between the Company and Hemisphere West Co. Ltd.  0750082 BC LTD is controlled by Horst Klassen and Craig William Watters, who hold record ownership of the mining claim as Canadian registered free miners.  Under the British Columbia Mineral Tenure Act, mining claims may only be transferred to “Free Miners,” who must be Canadian citizens.   In the event that the Company decides to exercise its option to acquire the Crawford Creek Property, it will also need to form a Canadian subsidiary and have that subsidiary obtain a free miner’s certificate.  The current cost of a corporate free miner’s certificate is $510.

Pursuant to the British Columbia Mineral Tenure Act, the claim must be renewed on an annual basis, which requires a filing with British Columbia Mineral Title Online and the performance of assessment work (or payment in lieu thereof) for lode claims of $4.08 per hectare in the first three anniversary years and $8.16 per hectare thereafter and $10.20 per hectare for placer claims.  This amounts to approximately $1,700 per year for the Crawford Creek Property.  In the event that payment is made in lieu of the performance of assessment work, a submission fee of $0.41 per hectare is also due.  If the annual renewal submission and payment is not made by midnight on the expiry date, the claim is forfeited and we would lose our rights to explore and develop the Crawford Creek Property.  Following forfeiture, the claim may be located by another Free Miner on or after 10am the following morning.  Pursuant to the terms of the Option Agreement, the Company is required to perform the assessment work or make the payment in lieu of assessment work.  The Company made the payment to 0750082 BC LTD that was due in August, 2010, which in turn paid the British Columbia government.

The Terms of the Company’s Option to acquire the Crawford Creek Property from Hemisphere, as amended on June 15, 2011, are:

(a)
by August 31, 2010 pay Hemisphere 10 Million Shares of Suja Minerals Corp and Hemisphere or Operator $8,400 as specified in Schedule C.  These 10,000,000 shares were actually issued on October 13, 2010.  While this was after the contractually required date, Hemisphere accepted the shares and did not terminate the Option Agreement; the terms of the Option Agreement were modified to permit the Company to deliver a promissory note in payment of certain amounts due under the Option.  At October 31, 2011, the note had a balance of $26,723, and it bears interest at 5% per annum and is due and payable on April 30, 2012.This modification and amendment was approved by Hemisphere and by 0750082 BC LTD, which is controlled by the claim owners of record.

(b)	by August 31, 2013 pay Hemisphere or Operator $76,800 as specified in Schedule C;

(c)	by August 31, 2014 pay Hemisphere an additional $50,000 and for the next 4 years pay $50,000 in each of the four successive years to Hemisphere; and

(d)
$250,000 shall be paid to the Owner each year following the five year period until such time as the project is abandoned or put into production at which time the payments will cease and the Royalty per Ton will take its place.

In order to maintain its option to purchase the Claim under the Option Agreement, the Company must make all payments set forth in paragraphs (a) through (d) above in a timely manner.  While Hemisphere may accept stock in lieu of cash payment, Hemisphere has no obligation to do so.  If payment is not made within a 30 day contractual cure period, Hemisphere may terminate the Option Agreement and no refund will be due to the Company for any amounts previously paid for the property.

Hemisphere royalty interest.

If Suja exercises the Option, Hemisphere shall be entitled to receive and Suja shall pay to Hemisphere a royalty of $3.07 /ton adjusted yearly by the Canadian Cost of Living Index payable from the property in accordance with the provisions of Schedule “B” attached to the Agreement.

Location, Access, Utilities and Infrastructure

The Crawford Creek Property is located southwestern British Columbia, Canada, 80 kilometers north of Creston, British Columbia and Highway 3A in the Slocan Mining Division. The property itself is 600 meters south of Crawford Creek and 2.4 kilometers northeast of the Crawford Bay Post Office. Access is via secondary road from Crawford Bay, British Columbia which is 80 kilometers north of Creston, British Columbia.   Electric and water service is presently available in Crawford Bay and nearby subdivisions.  However, these utilities are not presently available to the Company’s property line.  The Company’s initial need for power will be met by diesel generator and water will be hauled by truck from Crawford Bay.   Depending on the cost to interconnect with the water company, the Company may decide to attempt to drill its own wells on the property.

Map of Crawford Bay, Canada | MapQuest

Williams Lake
Red Deer
Banff
Calgary
Port Hardy
Kamloops
Crawford Creek Property
Medicine Hat
Campbell River
Vancouver
Victoria
Spokane
Olympia
Helena
mapquest
200 km
120 mi

MAP – Crawford Creek Property
Slocan Mining District
Crawford Bay
British Columbia, Canada
Scale: 1:11,039
From BC Mineral Titles Online

N ↑

History

The British Columbia Ministry of Energy, Mines and Petroleum Resources issued a report covering the Property on July 24, 1985 (edited Oct. 2, 1989) which says in part:

“Dolomite is mined underground by International Marble and Stone Company (Imasco) 6oo meters south of Crawford Creek, 2.4 kilometers northeast of the Crawford Bay Post Office.

The Crawford Creek Dolomite mine is situated in a band of limestone and dolomite of the Lower Cambrian Badshot Formation which extends north-northeast from the head of Crawford Bay for at least 12 kilometers. The bed outcrops along the east flank of the Preacher Creek antiform, a tight, overturned, eastward closing fold cored by overlying gneiss, schist and amphibolite of the Lower Cambrian and younger Lardeau Group. Underlying quartzite and schist of the Hadrynian-Lower Cambian Hamill Group outcrops along the flanks of the fold. At the mine site a foliation that possibly represents bedding strikes 010 degrees and dips 26 degrees west. Elsewhere the dip is much steeper.

The deposit is comprised of white, medium –grained dolomite containing scattered crystals of various metamorphic minerals, especially tremolite. The dolomite develops a brown staining on weathered surfaces. Numerous randomly oriented fractures occur with spacings of 10 to 15 centimeters. A sample of randomly collected chips from the quarry analyzed 30.26 per cent CaO, 20.17 percent MgO, 2.14 per cent insoluble. 0.77 per cent R203, 0.021 per cent MnO, 0.012 per cent P205, 0.01 per cent sulphur and 46.37 percent Ignition loss (Minister of Mines Annual Report 1964, page 184).

Imasco initially quarried dolomite on the south side of Crawford Creek, 600 meters north of the current mine site during 1962 and 1963. In 1964 quarrying began at the current site. Underground mining began in 1969 in order to produce a cleaner product. Between 1962 and 1968 some 734,500 tonnes of dolomite have been mined. The dolomite is trucked to the company’s plant in Sirdar where it is crushed and screened for a variety of products, mostly agricultural soil conditioner, as a component in stucco and roofing materials, and as white ornamental aggregate rock.”

Regional Geology

The Crawford Creek Dolomite mine is situated in a band of limestone and dolomite of the Lower Cambrian Badshot Formation which extends north-northeast from the head of Crawford Bay for at least 12 kilometers. The bed outcrops along the east flank of the Preacher Creek antiform, a tight, overturned, eastward closing fold cored by overlying gneiss, schist and amphibolite of the Lower Cambrian and younger Lardeau Group. Underlying quartzite and schist of the Hadrynian-Lower Cambian Hamill Group outcrops along the flanks of the fold. At the mine site a foliation that possibly represents bedding strikes 010 degrees and dips 26 degrees west. Elsewhere the dip is much steeper.

Property Geology

The deposit occurs along the east flank of the Preacher Creek antiform-a tight, closing fold. Geologists surmise that the deposit also occurs on the other side of this fold due to deformation over geologic time. Although this has not been physically studied on the property, this concept is widely accepted by the geology community.

At the mine’s location, another foliation exists; geologists who surveyed the site believe this deposition is potentially representative of bedding. This fold strikes 10 degrees and dips 26 degrees west, though this dip is steeper elsewhere.

Samples taken also indicate high levels (approximately 30%) of calcium oxide (CaO), or quicklime. Because it is an unstable substance, quicklime reacts with carbon dioxide in the air and eventually forms limestone, hence its presence in the property.

Property Mineralization

The deposit is comprised of white, medium–grained dolomite containing scattered crystals of various metamorphic minerals, especially tremolite. The dolomite develops a brown staining on weathered surfaces. Numerous randomly oriented fractures occur with spacings of 10 to 15 centimeters. A sample of randomly collected chips from the quarry analyzed 30.26 per cent CaO, 20.17 percent MgO, 2.14 per cent insoluble. 0.77 per cent R203, 0.021 per cent MnO, 0.012 per cent P205, 0.01 per cent sulphur and 46.37 percent Ignition loss (Minister of Mines Annual Report 1964, page 184).

Supplies

Supplies and manpower are readily available for exploration of the property.

Other

Other than our interest in the Crawford Creek Property, we own no business or other property.

Recommended Exploration Program

Our Director, Mr. Joseph Calpito Sr., who is an experienced mining engineer and exploration geologist, recommends an initial results-based two-phase exploration program. The total estimated cost of the recommended exploration program is $86,904.

The exploration program proposed by Mr. Calpito is designed to determine whether additional mineralization exists to the extent that further exploration is recommended to outline any such mineralized zones. It is uncertain at this time the precise quantity of minerals in the property that would justify re-opening actual mining operations. If we decide to abandon our mineral claim at any stage of our exploration program, we intend to acquire other properties and conduct similar exploration programs. The other properties may be located in the same mining district or we may in the future explore properties located in other jurisdictions, which may include other provinces in Canada, or in the United States. Currently, the Company does not have any other properties or any intentions of acquiring any other properties.

Phase I would consist of trenching and sampling of rock and soil from the property for metal analysis, following a prominent ridge through immature and scrub trees in a recently logged–off area, exposing outcrops of dolomite. Trenching involves removing surface soil using a 12-15 ton excavator. Samples are then taken from the bedrock below and analyzed for mineral content. Soil sampling involves gathering dirt from property areas with the most potential to host economically significant mineralization based on past results. Samples are gathered that appear to contain dolomite or limestone.  All samples gathered are sent to a laboratory where they are crushed and analysed for mineral content. It is estimated that cost to complete Phase I would be $8,568.

Phase II (considering results of Phase I) would involve the use of a 12-15 ton excavator to make drill sites at four locations along Phase 1s exploration line. Four 500 ft. diamond drill holes would be drilled from west to east and dipping at 30%. Reclamation of the drill sites would be accomplished with the excavator. The cores would be split and assayed. Phase II is estimated to cost $78,336.

Proposed Budget

Approximate costs for the recommended two phase program are as follows.  Amounts payable in Canadian Dollars have been translated to United States Dollars at an exchange rate of USD$1.02 = CAD$1.00:

Phase One:

Trenching and sampling over known mineralized zones	$8,568.00

Phase Two:

Diamond Drilling	$78,336.00

Total Estimated Cost	$86,904.00

Compliance with Government Regulation

The laws of British Columbia govern work on the claim. Title to mineral claims are issued and administered by the Land Title Office and any work on the property must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to the minerals, which were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the title holder has the right to use the surface of the claim for mining purposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

Competitive Factors

The mining industry is fragmented, that is there are many, many mineral prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find dolomite on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the mining market.

Location Challenges

We do not expect any major challenges in accessing the property during the initial exploration stages.

Regulations

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for:

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on our mineral claim we must submit the plan contained in this prospectus for review. We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to our agent or us. The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that result in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit depending on the complexity and affect on the environment if we proceed beyond the exploration work contemplated by our proposed exploration programs. The time required to obtain a work permit is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

We have budgeted for regulatory compliance costs in the proposed exploration program. As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Phases 1or 2 because the impact on the project area is greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Phase 1 or 2 exploration programs on our Crawford Creek Property.

Environmental Factors

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Employees; Identification of Certain Significant Employees

We are an exploration stage company and we intend to use the services of contractors and consultants for exploration work on our property. At present, we have no paid employees.

We have not been involved in any bankruptcy, receivership or similar proceeding.

ITEM 1A. RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition, or operating results.

All parties and individuals reviewing this Annual Report on Form 10K and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest or not, careful review of the risk factors set forth herein and consideration of forward-looking statements contained in this registration statement should be adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. The likelihood of our success must be considered in light of the problems and expenses that are frequently encountered in connection with operations in the competitive environment in which we will be operating.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are an exploration stage company that has never generated any revenue. If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

Because the probability of an individual prospect having additional reserves is remote, any funds spent on exploration may be lost.

The probability of an individual mineral property having additional reserves is remote. In all probability, our Crawford Creek Property does not contain any additional reserves. As such, any funds spent on exploration may be lost, which would result in a loss of your investment.

Because we have not yet commenced business operations and have no history of mineral production or mining operations, we face a high risk of business failure.

We have not yet begun the initial stages of exploration of our Crawford Creek Property, and thus have no way to evaluate the likelihood that our business will be successful. We were incorporated on April 28, 2010 and to date have been involved primarily in organizational activities and the acquisition of our mineral property interests. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

We anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Crawford Creek Property and the production of minerals from the property, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our net loss from inception to October 31, 2011 is $(145,308). The loss was a result of the payment of general and administrative expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to find mineralized material
*	our ability to extract the mineralized material
*	our ability to generate revenues from the sale of mineralized material

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure against or which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

If we become subject to burdensome government regulation or other legal uncertainties, our business will be negatively affected.

There are several governmental regulations that materially restrict mineral property exploration and development. Under the British Columbia mining laws and regulations, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. Also, to operate a working mine, the legislation may require us to undertake an environmental review process.

In addition, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our exploration and future mining operations, if any, will be subject to risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques. Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future condition and operating results may be harmed.

Because our Directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our President, Mr. Matt Reams, and our Vice President, Mr. Joseph Calpito Sr., each devote approximately 10% of  their time to our affairs. While Mr. Reams, and Mr. Calpito presently possess adequate time to attend to our interests, it is possible that the demands on Mr. Reams and Mr. Calpito from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

Because our controlling shareholder is also the counterparty to the Option Agreement for our Crawford Creek Property, there is an inherent conflict of interest

Hemisphere West Co.. Ltd, our controlling shareholder, is also the counter-party to the Option Agreement under which we can obtain the mineral rights for the Crawford Creek property.  This creates an inherent conflict of interest, with the potential result that Hemisphere West Co. Ltd. may act in its own best interest in matters concerning the Option Agreement rather than in our best interest.

Our controlling shareholder and one of our Directors, resides outside the United States, which may make it difficult or impossible for the Company or its shareholders to seek legal recovery from either of them in the United States courts.

Hemisphere West Co., Ltd., our controlling shareholder, is a corporation based in Taiwan.  James Capilto Sr. is a resident of the Philippines.  Their lack of United States domicile may make it difficult or impossible for the Company or its shareholders to effectively obtain legal redress for actions taken by Hemisphere West Co. Ltd or Mr. Capilto.

Matt Reams, our President, Secretary and Director lacks mining experience, which may make it difficult or impossible for him to effectively manage the Company and its business.

Matt Reams, our President, Secretary and Director has no previous mineral exploration or mining experience.  This presents the risk that Mr. Reams may not effectively manage our company or its business.

Joseph Calpito, our  Vice President and Director, is not currently compensated by the Company, and thus has limited or no incentive to perform any work on behalf of the Company.

Mr. Calpito, who is our only officer or director who has mining or mineral exploration experience, is not currently compensated by the Company.  While we anticipate compensation of Mr. Calpito at such point as the Company has achieved active operations and is actively exploring its Crawford Creek Property, there is no present understanding or agreement as to what this compensation will be.  Thus, Mr. Calpito’s present incentive to perform work on behalf of the Company is limited or nonexistent.

Neither Mr. Reams, our President, Secretary and Director, nor Mr. Calpito, our Vice President and Director, have experience managing a public company.

Neither Mr. Reams, our President, Secretary and Director, nor Mr. Calpito, our Vice President and Director, have experience in managing or operating a public company.  Management and operation of a public company requires compliance with detailed legal requirements, such as the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act.  Failure to comply with these requirements can have serious detrimental effects on the Company and our stockholders.

We do not own our mining claims.  We have an option to acquire the mining claims from our controlling stockholder, which also does not own the claims but has an option to purchase them.

Our business plan is focused on exploration and development of the Crawford Creek Property, which is comprised of Canadian mining claims that we do not own.  We have an option to acquire the claims from our controlling stockholder, which also does not own the mining claims.  Our controlling shareholder has an option to acquire the claims from a corporation controlled by  the claim owners of record.  This structure creates a number of risks that we could lose our rights to explore and develop the Crawford Creek Property.  The risks include default by third parties under either of these option agreements.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete the exploration of the optioned mineral claim, and therefore we will need to obtain additional financing in order to complete our business plan. As of January 31, 2011, we had cash in the amount of $0. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Crawford Creek Property. While we have sufficient funds to conduct phase one of the recommended exploration program on the property, we will require additional financing in order to complete the entire recommended exploration program, and pay our administrative costs for the year. We will also require additional financing if the costs of the exploration of the Crawford Creek Property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for dolomite or limestone, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Crawford Creek Property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

Our common stock is considered a penny stock, which is subject to restrictions on marketability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

The Company likely will require continuing financial support from its officers, directors or principal stockholder to sustain operations, but such support is not assured

The Company’s principal business now is to locate private operating companies that may wish to merge with the Company in a reverse merger transaction.  Meanwhile the Company will be relying on continued cash advances from its officers, directors or principal stockholder to pay general and administrative costs and the substantial fees and expenses of the Company being a public company.  These advances will  be booked as debt owed to the officers, directors or principal stockholder, and the Company may issue stock in payment of the advances.

Although making such advances would be in the interest of our officers, directors and principal stockholder, they are not required to do so and have not funded a credit line or other facility to ensure the Company’s access to capital as needed.

 The Company will rely on its two directors to manage the Company, and Their Decisions May Present Potential Conflicts of Interest.

Matt Reams and Joseph Calpito, Sr. are our only officers and directors.  All stockholders will have to rely solely on their judgment as to how best to manage the Company and decide which merger candidates should be considered and, if appropriate, merge into the Company.

 Our Common Stock represents an illiquid investment, and there are risks associated with investing in companies trading on the over-the-counter bulletin board.

Although the Company is approved for trading on the Over-The-Counter Bulletin Board, for over 12 months trading has been sporadic and low volume.  We cannot be certain that a sufficiently active market will develop to allow you to sell your shares. Accordingly, a purchase of the shares must be considered a long term investment and only for investors who can tolerate the loss of their entire investment.  In addition to the risks of investing in our stock, there are separate risks associated with investing in and trading the stock of companies listed on the OTC BB, including:

•
Absence of listing standards.  Companies listed on NASDAQ or national stock exchanges have to maintain strict standards of corporate governance (a majority of independent directors, and audit, compensation, and nominating committees comprised of independent directors), a minimum stock price, and various matters which have to be approved by shareholders.  OTC BB traded companies are not subject to such standards.

•	Inefficient trading and lower liquidity. Stockholders of OTC BB companies frequently have difficulty in getting buy/sell orders filled promptly, and/or at expected prices.

•
Lower trading volume.  Though some OTC BB companies experience occasional periods of heavy trading, many OTC BB companies have lower trading volume, which contributes to the illiquidity of investing in such companies.

The OTC Bulletin Board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Bulletin Board. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the OTC Bulletin Board has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. FINRA cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the OTC Bulletin Board is that the issuer be current in its SEC reporting requirements, and that the issuer obligate itself to file periodic reports and otherwise comply with those provisions of the 1934 Act applicable to it. Investors may have greater difficulty in getting orders filled because our stock trades on the OTC Bulletin Board rather than on NASDAQ. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with NASDAQ-listed securities. Investors must contact a broker-dealer to trade OTC Bulletin Board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

OTC Bulletin Board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the Bulletin Board, they are conducted by telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders for an order to buy or sell a specific number of shares at the current market price, the price of a stock may go up or down significantly during the lapse of time between placing a market order and getting execution.

Because OTC Bulletin Board stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed securities.  See also “Risk Factors Associated with Investing in Reverse Merger Companies.”

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock

It is extremely unlikely that the Company will have positive earnings in the future.  And it is unlikely that a reverse merger with an operating company will result in earnings sufficient to pay dividends.  It is much more likely that such future earnings would be retained to finance the business.  In any event, payment of any future dividends will be at the sole discretion of the future Board of Directors (following a reverse merger), taking into account the merged companies’ revenues, financial condition, operating results, cash needs, growth plans and other factors. Accordingly, investors that are seeking cash dividends should not purchase our Common Stock.

Because we will be subject to the “Penny Stock” rules once our shares are quoted on the Over-the-Counter Bulletin Board, the level of trading activity in our stock may be reduced

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Principal Business Office

Our offices are currently located at 10300 W. Charleston #13-56, Las Vegas, NV 89135. Our telephone number is (702) 425-2873.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Market Information

We have been listed on the OTC Bulletin Board under the symbol “SJML” since July 29, 2011.  The following table sets forth the high and low bid price per share of our common stock for the periods presented.

Quarter Ended	High	Low

July 31, 2011	*	*
October 31, 2011	*	*
____________________

*  No trades during the quarter.

Stockholders of Our Common Shares

As of October 31, 2011, we had 19,450,000 shares of our common stock outstanding.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Quicksilver Stock Transfer, with an address of 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-629-1883, Facsimile: 702-562-9791.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital  requirements, and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 28, 2010, the Company issued an officer and director of the Company 1,000,000 shares of its $0.001 par value common stock at a price of $0.01 per share for services of $10,000.

On October 13, 2010, the Company issued 7,200,000 shares of its common stock for cash of $74,500.  At October 31, 2010, the Company had  250,000 shares unissued valued at $2,500 in common stock payable.  During March 2011, the Company issued the remaining 250,000 shares and reduced the entire balance of common stock payable.

On October 13, 2010, the Company issued 1,000,000 shares of its common stock for subscriptions receivable of $10,000.  The Company received $10,000 from the investor in November 2010.

On October 13, 2010, the Company issued 10,000,000 shares of its common stock for a property option valued at $100,000 based on the fair value of the common stock.

On November 30, 2010, the Company received $10,000 from an investor and reduced the entire balance of subscriptions receivable for shares issued during October 2010.

On March 11, 2011, the Company issued 250,000 shares of common stock to an investor for cash received during October 2010.

During the period from Inception (April 28, 2010) to October 31, 2011, there have been no other issuances of common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have an equity compensation plan in favor of any director, officer, consultant or employee of our company.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.   Amounts payable in Canadian Dollars have been converted into United States Dollars at the exchange rate of USD$1.02 for CAD$1.00.

OVERVIEW.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

-     assumptions are required to be made; and

-     changes in estimates could have a material effect on our financial statements.

We have determined that none of the estimates meet those criteria of a significant estimate.

Plan of Operation

We are an exploration stage company. We have not yet started operations or generated or realized any revenues from our business operations.

12 month Plan

Our plan of operation for the next 12 months will be to complete the recommended  two Phases of the exploration work program on the Crawford Creek mineral property consisting of 1, prospecting, trenching and sampling and , 2, diamond drilling. We anticipate that the total cost of these exploration programs will be approximately $86,904.

We plan  to commence Phase 1 of the recommended exploration program on the Crawford Creek in 2nd quarter of 2012. This initial exploration program consists of prospecting, trenching and soil sampling. This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

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

The Company is in the process of raising additional funds to cover the phase one of the exploration program, and we will require additional funding in order to cover administrative expenses and to proceed with the recommended phase two exploration program and any additional exploration programs that may be recommended as a result of findings of the initial two phases of the exploration work on the Crawford Creek property.

Specifically, over the next 12 months, the Company anticipates the following $215,275 of expenses:

Exploration plan	$86,904
Payment under Option Agreement	76,800
Repayment of Promissory Note	8,996
Expenses of Offering	22,570
General & Administrative	20,000
TOTAL	$215,270

Beyond the next 12 months there will be continuing expenses under the Option Agreement of $50,000 per year, increasing to$250,000 per year following the first five year period.  In addition, exploration and development costs will increase in coming years, and there will be continuing general and administrative costs, including costs of maintaining current reporting status under the Securities Exchange Act of 1934.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from Director loans. We do not have any arrangements in place for any future equity financing or loans.

There are no agreements for loans and contribution with any of the Directors and officers.

The Company has no current plans, proposals or arrangements, written or otherwise, to seek a business combination with another entity in the near future.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage Company and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Since inception through October 31, 2011, we have issued 19,450,000 shares of our common stock and received $84,500 in proceeds from these sales.

As of the date of this prospectus, we have yet to begin operations and therefore have not generated any revenues.

As of October 31, 2011, our total assets were $128,478 and our total liabilities were $79,286.

For the next 12 months, we have estimated cash needs of $215,270.  Beyond the next 12 months there will be continuing expenses under the Option Agreement of $50,000 per year, increasing to$250,000 per year following the first five year period.  In addition, exploration and development costs will increase in coming years, and there will be continuing general and administrative costs, including costs of maintaining current reporting status under the Securities Exchange Act of 1934.

Results of Operations from Inception (April 4, 2010) to October 31, 2011

We did not earn any revenues from our Incorporation on April 28, 2010 to October 31, 2011.  We have not yet commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our mineral property.

We incurred operating expenses in the amount of $144,624 for the period from our inception on April 28, 2010 to October 31, 2011 These operating expenses were comprised of general and administrative fees and professional fees.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Suja Mineral Corporation

We have audited the accompanying balance sheets of Suja Mineral Corporation (An Exploration Stage Company) as of  October 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2011, from inception (April 28, 2010) to October 31, 2010 and from inception (April 28, 2010) to October 31, 2011. Suja Mineral Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suja Mineral Corporation  (An Exploration Stage Company) as of October 31, 2011 and 2010 and the results of its operation and its cash flow for the year ended October 31, 2011, from inception (April 28, 2010) to October 31, 2010 and from inception (April 28, 2010) to October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
February 08, 2012

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(audited)

	October 31,	October 31,
	2011	2010
ASSETS

Current assets:
Cash	$-	$11,535
Prepaid expenses	-	1,075
Total current assets	-	12,610

Other assets:
Property option - related party	128,478	108,400
Total other assets	128,478	108,400

Total assets	$128,478	$121,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$31,345	$-
Accrued payroll	20,000	-
Accrued interest payable - related party	788	28
Notes payable - related party	27,153	6,645
Total current liabilities	79,286	6,673

Total liabilities	79,286	6,673

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 shares issued and outstanding	19,450	19,200
Additional paid-in capital	175,050	172,800
Common stock payable	-	2,500
Subscriptions receivable	-	(10,000)
Deficit accumulated during exploration stage	(145,308)	(70,163)
Total stockholders' equity	49,192	114,337

Total liabilities and stockholders' equity	$128,478	$121,010

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(audited)

	For the	Inception	Inception
	year	(April 28, 2010)	(April 28, 2010)
	ended	to	to
	October 31,	October 31,	October 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	325	127	452
General and administrative - related party	20,000	10,112	30,112
Professional fees	54,060	60,000	114,060
Total operating expenses	74,385	70,239	144,624

Loss from operations	(74,385)	(70,239)	(144,624)

Other income (expense):
Foreight currency transaction gain	-	104	104
Interest expense - related party	(760)	(28)	(788)
Total other income (expense)	(760)	76	(684)

Net loss	$(75,145)	$(70,163)	$(145,308)

Weighted average number of common	19,360,959	2,849,198
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.02)

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(audited)

						Deficit
						Accumulated
			Additional	Common		During	Total
	Common Shares		Paid-In	Stock	Subscriptions	Exploration	Stockholders'
	Shares	Amount	Capital	Payable	Receivable	Stage	Equity
April 28, 2010
Issuance of common stock for services	1,000,000	$1,000	$9,000	$-	$-	$-	$10,000

October 13, 2010
Issuance of common stock for cash	7,200,000	7,200	64,800	2,500	-	-	74,500

October 13, 2010
Issuance of common stock for subscriptions receivable	1,000,000	1,000	9,000	-	(10,000)	-	-

October 13, 2010
Issuance of common stock for property option	10,000,000	10,000	90,000	-	-	-	100,000

Net loss	-	-	-	-	-	(70,163)	(70,163)

Balance, October 31, 2010	19,200,000	$19,200	$172,800	$2,500	$(10,000)	$(70,163)	$114,337

November 30, 2010
Cash received for subscriptions receivable	-	-	-	-	10,000	-	10,000

March 11, 2011
Issuance of common stock for subscription payable	250,000	250	2,250	(2,500)	-	-	-

Net loss	-	-	-	-	-	(75,145)	(75,145)

Balance, October 31, 2011	19,450,000	$19,450	$175,050	$-	$-	$(145,308)	$49,192

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(audited)

	For the	Inception	Inception
	year	(April 28, 2010)	(April 28, 2010)
	ended	to	to
	October 31,	October 31,	October 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,145)	$(70,163)	$(145,308)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	1,075	(1,075)	-
Increase in accounts payable	31,345	-	31,345
Increase in accrued payroll	20,000	-	20,000
Increase in accrued interest payable - related party	760	28	788

Net cash used in operating activities	(21,965)	(61,210)	(83,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option - related party	-	(1,755)	(1,755)

Net cash used in investing activities	-	(1,755)	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	430	-	430
Proceeds from sale of common stock, net of offering costs	10,000	74,500	84,500

Net cash provided by financing activities	10,430	74,500	84,930

NET CHANGE IN CASH	(11,535)	11,535	-

CASH AT BEGINNING OF YEAR	11,535	-	-

CASH AT END OF YEAR	$-	$11,535	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option - related party	$-	$100,000	$100,000
Note payable - related party issued for purchase of
property option, net of payments of $1,755	$20,078	$6,645	$26,723

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on April 28, 2010 (Date of Inception) under the laws of the State of Nevada, as Suja Minerals Corporation.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered an exploration stage company.

Year end
The Company’s year end is October 31.

Nature of operations
The Company plans to conduct mineral exploration on the mining claims in Canada.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period of Inception (April 28, 2010) to October 31, 2011.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Revenue recognition
The Company will recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

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

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of October 31, 2011 and 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of October 31, 2011 and 2010, no income tax expense has been incurred.

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

Mineral acquisition and exploration costs
The Company has been in the exploration stage since its formation on April 28, 2010 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through January 2012 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended October 31, 2011 of ($145,308). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – PROPERTY OPTION – RELATED PARTY

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

On June 15, 2011, the Company renegotiated the payment terms of the option agreement.  The promissory note was amended to account for the increase in the payment amount in the amended option agreement.  See Note 5 for details of the promissory note.  The counterparty retained the 10,000,000 shares of common stock and the first payment has increased to CAD $26,000 and is due on April 30, 2012.  The second payment of CAD $76,800 is due on August 31, 2013.  The Company agreed to payments of $50,000 due by August 31, 2014 and payments of $50,000 for the next four years.  The Company must pay $250,000 per year for the following five year periods until such time as the project is abandoned or put into production.  The options will be deemed exercised upon satisfaction of all the above stated terms; at which point the Company will have acquired 100% interest in the property.  Once it is put into production, the payments of $250,000 per year will cease and the Company will pay $3 per ton adjusted annual by the Canadian Cost of Living Index.

As of October 31, 2010, the Company issued 10,000,000 shares of common stock and has paid a total of $1,755 as part of the agreement.  As a result of the transaction, the counterparty is now considered a related party since it is a shareholder of the Company.

As of October 31, 2011, the Company has an outstanding principal amount of $26,723 in notes payable related to the agreement.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On February 14, 2011, the Company had a verbal arrangement with Matt Reams, an officer, director and shareholder of the Company, for a total of $430.  The unsecured loan is due upon demand and bears interest at 8% per annum.  During the year ended October 31, 2011, the interest expense totaled $24.  As of October 31, 2011, the Company had accrued interest of $24.

On August 9, 2010, the Company executed a promissory note for $8,400.  The loan was due on August 9, 2011 and bears interest at 5% per annum.  The Company paid a total of $1,755 in principal payments and the accrued interest on the loan commenced on September 1, 2010.

As a result of the mineral options agreement with Hemisphere West Co. a major shareholder, Company entered into a notes payable agreement with the Company on June 15, 2011 for a total of $26,000. The loan is due on August 31, 2012 and bears interest at 10% per annum. During the year ended October 31, 2011, the Company had accrued interest of $736.

During the period from Inception (April 28, 2010) through the period ended October 31,2010, the interest expense totaled $28. As of October 31,2011, the company had accrued interest of $764.

NOTE 5 – INCOME TAXES

At October 31, 2011 and 2010, the Company had a federal operating loss carryforward of $75,145 and $70,163, respectively, which begins to expire in 2030. The Company has not yet filed its income tax returns; therefore the Company could be at risk of not benefiting from that net operating loss carryforward.

The provision for income taxes consisted of the following components for the year ended October 31, 2011 and for the period Inception (April 28, 2010) to October 31, 2010:

	2011	2010
Current:
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows at October 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$26,300	$21,057
Total deferred tax assets	26,300	21,057
Less: Valuation allowance	(26,300)	(21,057)
Net deferred tax assets	$-	$-

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of October 31, 2011 and 2010 was $26,300 and $21,057, respectively, which will begin to expire 2030.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of October 31, 2011 and 2010 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2011 and 2010:

	2011	2010
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

Common Stock

On April 28, 2010, the Company issued an officer and director of the Company 1,000,000 shares of its $0.001 par value common stock at a price of $0.01 per share for services of $10,000.

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

During the year ended October 31, 2011, there have been no other issuances of common stock.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – WARRANTS AND OPTIONS

As of October 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

On April 28, 2010, the Company issued an officer and director of the Company 1,000,000 shares of its $0.001 par value common stock at a price of $0.01 per share for services of $10,000.

On June 15, 2011, the Company authorized a bonus of $20,000 for the President of the Company.  As of October 31, 2011, the entire amount was unpaid and is recorded to accrued payroll.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2011, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2011, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

The following information sets forth the name of our officers and director, their present positions, age and biographical information within the last 10 years. Also provided is a brief description of the business experience of our director and executive officers and significant employees during the past 10 years and an indication of directorships held by such director in other companies subject to the reporting requirements of the Securities Exchange Act.

Officers and Directors

The name, address, age and position of our present officers and Directors as of October 31, 2011 are set forth below:

Name and Address	Age	Position
Matt Reams 10300 W. Charleston Las Vegas, NV 89135	42	President, Secretary, Treasurer and Director
Joseph Calpito Sr. 16-A-1 City Camp Proper Banguio City, Philippines	63	Vice President, and Director

The persons named above have held offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and Directors

Since our inception on April 28, 2010, Matt Reams has been our President, Secretary, Treasurer and Director, Joseph Capilto Sr has been our vice President and Director.

Matt Reams, is the Company’s President, Secretary and Treasurer. As President, Mr. Reams is responsible for the day to day management of the Company and for the continued strategic evolution of its mineral exploration and development programs.  Mr. Reams is an experienced business manager and brings in excess of twenty years of senior management experience to Suja Minerals.

Since 1994, he has been President of Mr. Computer, a company involved in the business surrounding the computer industry, including the sale of computers, system design and set up as well as web design and internet marketing systems.

He  dedicates approximately 10% of his professional time to the business of the company.

The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Reams should serve as a director for the Company were his general business background and management skills in the context of smaller and emerging companies such as the Company.

Mr. Joseph Calpito Sr., is our Vice President. He has over thirty years of experience in the mining industry. A qualified, mining engineer and geologist, he has held positions of Mine Superintendant, Senior Geologist, Project Geologist, Quarry Superintendant, Senior Exploration Geologist and Chief Mine Geologist on projects in many parts of the world.

Specifically, from October 2009 to present, he has been Exploration Manager for Mining Asia, Ltd., in Papua New Guinea;

October, 2006 to November 2008 was Senior Exploration Geologist for Sacre-Coeur Minerals, Ltd in British Guyana, South America;

January 2003 to October 2006 was Chief Mine Geologist and Executive Assistant to the President & CEO at AlMagan Mining Exploration Corp., Baguio City, Philippines.

He will dedicate 10% or less of his professional time to the business of the company.

The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Calpito should serve as a director for the Company were his thirty years of international mining and mineral exploration experience.

Family Relationships:

There are no family relationships among our director or executive officers.

Involvement in Certain Legal Proceedings:

None of our executive officers, control persons and director has been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities; associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Investor Relations

As of October 31, 2011, we have not engaged investor relations professionals.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our officers and director do not receive compensation. Directors are reimbursed for any expenses incurred on our behalf.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2011 and 2010 ; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Matt Reams President, Secretary, and a Director	2010	None	None	$10,000*	None	None	None	None	$10,000
	2011	None	None	None	None	None	None	None	None
Joseph Calpito Vice President and a Director	2010	None	None	None	None	None	None	None	None
	2011	None	None	None	None	None	None	None	None

*Mr. Reams was awarded 1,000,000 shares of stock for services rendered to the Company.  The aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (column (e)) was $10,000.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and Directors other than as described herein.

Mr. Calpito is currently not compensated by the Company.  We anticipate compensation of Mr. Calpito at such point as the Company has achieved active operations and is actively exploring its Crawford Creek Property.  However, there is no present understanding or agreement as to what this compensation will be.  Mr. Calpito is incentivized to work on behalf of the Company by his view of the favorable prospects for the Company and its Crawford Creek Property and his expectation that he will be fairly compensated by the Company at such  time as it is in active operation.

Compensation of Directors

The members of our board of Directors are not compensated for their services as a Director. The board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the board of Directors. We have no Director's service contracts.

Long-Term Incentive Plan Awards

We do not have any long-term Incentive plans that provide compensation intended to serve as Incentive for performance.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended October 31, 2011 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended October 31, 2011.

Option Exercises

During our Fiscal year ended October 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of October 31, 2011 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Matt Reams Las Vegas, NV President, Secretary and Director 10300 W Charleston Blvd, #13-56 Las Vegas, NV 89135	Common	1,000,000	5.21%
Joseph Calpito Sr. Banguio City, Philippines Vice President and Director 16-A-1 City Camp Proper Baguio City, Philippines	None	None	--
Hemisphere West Co. Ltd. No 19 Aelly 34, Lo-Li Shen Sty Keeleung City, Taiwan	Common	10,000,000	52.08%
Stewart Chen Grand Cayman, BWI	Common	1,400,000	7.29%
The Snowmass Trust Corporation 10300 W Charleston Blvd. #13-56 Las Vegas, NV 89135	Common	1,400,000	7.29%
Karl Osygus Blk 1, Lot 11 Russet Street Auburn Place Alabung Zapute Rd Las Pinas City, Manila, Philippines	Common	1,000,000	5.21%
All officers & Directors as a group consisting of two people	Common	1,000,000	5.21%

(1) The percentage of class is based on 19,450,000 shares of common stock outstanding as of October 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Matt Reams and Joseph Calpito, Sr. We have determined that neither of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2011	2010
Audit fees	$9,250	$0
Audit related fees	0-	0-
Tax fees	0-	0-
All other fees	0-	0-

Total	$9,250	$0

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Maintaining Principal Accountant’s Independence

Our Board of Directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document
2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Numbe	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Charter (1)

(10)	Material Agreements

10.1	Crawford Creek Property Mining Property Agreement (1)

10.2	Crawford Creek Property Mining Property Agreement Extension (1)

(31)	Section 302 Certification

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

*	Filed herewith.

(1)	Incorporated by reference from Form S-1 that was originally filed with the SEC on January 6, 2011

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUJA MINERALS, CORP.
Date: February 13, 2012
	By:	/s/ Matt Reams
Matt Reams
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Matt Ream	Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer	February 13, 2012
Matt Reams