Form 10-Q
period 2012-01-31
SUJA MINERALS, CORP
filed 2012-03-15
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-171572

SUJA MINERALS, CORP.
(Exact name of registrant as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)
10300 W. Charleston Blvd., #13-56
Las Vegas, NV 89135
(Address of principal executive offices, including zip code.)

702-425-2873
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,450,000 shares of common stock as of March 15, 2012.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011 (audited)	3

	Unaudited Statements of Operations for the three month period ended January 31, 2012 and January 31, 2011 and the period from inception (April 28, 2010) to January 31, 2012	4

	Unaudited Statements of Cash Flows for the three month period ended January 31, 2012 and January 31, 2011 and the period from inception (April 28, 2010) to January 31, 2012	5

	Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4	Controls and Procedures	12

PART II	OTHER INFORMATION	12

ITEM 1A	Risk Factors	12

ITEM 6	Exhibits	12

INDEX TO EXHIBITS		12

SIGNATURES		13

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31,	October 31,
	2012	2011
ASSETS	(unaudited)	(audited)

Current assets:	$-	$-

Other assets:
Property option - related party	128,478	128,478
Total other assets	128,478	128,478

Total assets	$128,478	$128,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$38,139	$31,345
Accrued payroll	20,000	20,000
Accrued interest payable - related party	1,139	788
Notes payable - related party	27,708	27,153
Total current liabilities	86,986	79,286

Total liabilities	86,986	79,286

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 shares issued and outstanding	19,450	19,450
Additional paid-in capital	175,050	175,050
Deficit accumulated during exploration stage	(153,008)	(145,308)
Total stockholders' equity	41,492	49,192

Total liabilities and stockholders' equity	$128,478	$128,478

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	Inception
	three months	three months	(April 28, 2010)
	ended	ended	to
	January 31,	January 31,	January 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	-	165	452
General and administrative - related party	-	-	30,112
Professional fees	7,286	22,800	121,346
Total operating expenses	7,286	22,965	151,910

Loss from operations	(7,286)	(22,965)	(151,910)

Other income (expense):
Foreign currency transaction gain	-	-	104
Interest expense	(64)	-	(64)
Interest expense - related party	(350)	(111)	(1,138)
Total other income (expense)	(414)	(111)	(1,098)

Net loss	$(7,700)	$(23,076)	$(153,008)

Weighted average number of common
shares outstanding - basic	19,450,000	19,200,000

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the	Inception
	three months	three months	(April 28, 2010)
	ended	ended	to
	January 31,	January 31,	January 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,700)	$(23,076)	$(153,008)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	1,075	-
Increase in accounts payable	6,794	-	38,139
Increase in accrued payroll	-	-	20,000
Decrease in accrued interest payable - related party	351	110	1,139

Net cash used in operating activities	(555)	(21,891)	(83,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option - related party	-	-	(1,755)

Net cash used in investing activities	-	-	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	-	356	-
Proceeds from notes payable - related party	555	-	985
Proceeds from sale of common stock, net of offering costs	-	10,000	84,500

Net cash provided by financing activities	555	10,356	85,485

NET CHANGE IN CASH	-	(11,535)	-

CASH AT BEGINNING OF PERIOD	-	11,535	-

CASH AT END OF YEAR	$-	$-	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option - related party	$-	$-	$100,000
Note payable - related party issued for purchase of
property option, net of payments of $1,755	$-	$-	$26,723

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended October 31, 2011 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through February 2012 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended January 31, 2012 of ($153,008). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

On June 15, 2011, the Company renegotiated the payment terms of the option agreement.  The promissory note was amended to account for the increase in the payment amount in the amended option agreement.  See Note 4 for details of the promissory note.  The counterparty retained the 10,000,000 shares of common stock and the first payment has increased to CAD $26,000 and is due on April 30, 2012.  The second payment of CAD $76,800 is due on August 31, 2013.  The Company agreed to payments of $50,000 due by August 31, 2014 and payments of $50,000 for the next four years.  The Company must pay $250,000 per year for the following five year periods until such time as the project is abandoned or put into production.  The options will be deemed exercised upon satisfaction of all the above stated terms; at which point the Company will have acquired 100% interest in the property.  Once it is put into production, the payments of $250,000 per year will cease and the Company will pay $3 per ton adjusted annual by the Canadian Cost of Living Index.

As of October 31, 2010, the Company issued 10,000,000 shares of common stock and has paid a total of $1,755 as part of the agreement.  As a result of the transaction, the counterparty is now considered a related party since it is a shareholder of the Company.

As of January 31, 2012, the Company has an outstanding principal amount of $27,708 in notes payable – related party, related to the agreement.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Note Payable with Officer, Director and Shareholder

On February 14, 2011, the Company had a verbal arrangement with Matt Reams, an officer, director and shareholder of the Company, for a total of $430.  During the three months ended January 31, 2012, the Company received an additional loan from Matt Reams for $555.

The unsecured loan is due upon demand and bears interest at 8% per annum. During the three months ended January 31, 2012, the interest expense totaled $16.  During the three months ended January 31, 2011, the interest expense totaled $0.  As of January 31, 2012, the Company had accrued interest of $40.

Note Payable with Shareholder

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

During the three months ended January 31, 2012, the interest expense totaled $334.  During the three months ended January 31, 2011, the interest expense totaled $111.  As of January 31, 2012, the Company had accrued interest of $1,098.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

During the three months ended January 31, 2012, there have been no other issuances of common stock.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – WARRANTS AND OPTIONS

As of January 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

On April 28, 2010, the Company issued an officer and director of the Company 1,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services of $10,000.

On June 15, 2011, the Company authorized a bonus of $20,000 for the President of the Company.  As of January 31, 2012, the entire amount was unpaid and is recorded to accrued payroll.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

We plan to commence Phase 1 of the recommended exploration program on the Crawford Creek in  mid 2012 as weather allows. This initial exploration program consists of prospecting, trenching and soil sampling. This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

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

Liquidity and Capital Resources

As of January 31, 2012, our total assets were $128,478.  Our total liabilities were $86,986.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.

Results of Operations

Period from April 28, 2010 to January 31, 2012:

Since the Company’s original inception on April 28, 2010, we have not generated any revenues.  Our expenses from inception through January 31, 2012 were $153,008.

Three Month Period Ending January 31, 2012:

In the three month period ending January 31, 2012, the loss from continuing operations was $7,700,  down from $23,076 in the three month period ended January 31, 2011. The Company’s most significant expense was for professional fees associated with its SEC Registration Statement on S-1, which were largely paid during the three month period ending January 31, 2011, with the result that professional fees were lower during the three months ended January 31, 2012.  We will have ongoing professional fees payable as a result of becoming a public company.

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued through February 29, 2012 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended January 31, 2012.

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of March, 2012.

SUJA MINERALS, CORP.

BY: /s/	MATT REAMS MATT REAMS
President and Principal Executive Officer and

BY: /s/	MATT REAMS MATT REAMS
Chief Financial Officer and Principal Financial Officer