Form 10-Q
period 2012-04-30
SUJA MINERALS, CORP
filed 2012-06-19
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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
 YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,450,000 shares of common stock as of June 15, 2012.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of April 30, 2012 (unaudited) and October 31, 2011	3

	Unaudited Statements of Operations for the three and six month periods ended April 30, 2012 and the periods from April 28, 2010 (inception) to April 30, 2012	4

	Unaudited Statements of Cash Flows for the six month period ended April 30, 2012 and the periods from April 28, 2010 (inception) to April 30, 2012	5

	Condensed Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4	Controls and Procedures	12

PART II	OTHER INFORMATION	12

ITEM 1A	Risk Factors	12

ITEM 4	Mine Safety Disclosures	12

ITEM 6	Exhibits	12

INDEX TO EXHIBITS		12

SIGNATURES		13

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	April 30,	October 31,
	2012	2011
ASSETS	(unaudited)	(audited)

Current assets:	$-	$-

Other assets:
Property option - related party	128,478	128,478
Total other assets	128,478	128,478

Total assets	$128,478	$128,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$35,439	$31,345
Accrued payroll	20,000	20,000
Accrued interest payable - related party	1,492	788
Accrued interest payable	94	-
Notes payable - related party	27,708	27,153
Notes payable	15,000	-
Total current liabilities	99,733	79,286

Total liabilities	99,733	79,286

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 shares issued and outstanding	19,450	19,450
Additional paid-in capital	175,050	175,050
Deficit accumulated during exploration stage	(165,755)	(145,308)
Total stockholders' equity	28,745	49,192

Total liabilities and stockholders' equity	$128,478	$128,478

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	For the	For the	Inception
	three months	three months	six months	six months	(April 28, 2010)
	ended	ended	ended	ended	to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	3,450	132	3,450	297	3,902
General and administrative - related party	-	-	-	-	30,112
Professional fees	8,849	3,650	16,135	26,450	130,195
Total operating expenses	12,299	3,782	19,585	26,747	164,209

Loss from operations	(12,299)	(3,782)	(19,585)	(26,747)	(164,209)

Other income (expense):
Foreign currency transaction gain	-	-	-	-	104
Interest expense	(94)	-	(158)	-	(158)
Interest expense - related party	(354)	(90)	(704)	(201)	(1,492)
Total other income (expense)	(448)	(90)	(862)	(201)	(1,546)

Net loss	$(12,747)	$(3,872)	$(20,447)	$(26,948)	$(165,755)

Weighted average number of common	19,450,000	19,343,258	19,450,000	19,270,442
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the	Inception
	six months	six months	(April 28, 2010)
	ended	ended	to
	April 30,	April 30,	April 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,447)	$(26,948)	$(165,755)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	1,075	-
Increase in accounts payable	4,094	965	35,439
Increase in accrued payroll	-	7	20,000
Decrease in accrued interest payable - related party	704	194	1,492
Decrease in accrued interest payable	94	-	94

Net cash used in operating activities	(15,555)	(24,707)	(98,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option - related party	-	-	(1,755)

Net cash used in investing activities	-	-	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	-	-	-
Proceeds from notes payable - related party	555	430	985
Proceeds from notes payable	15,000	-	15,000
Advances		2,750
Proceeds from sale of common stock, net of offering costs	-	10,000	84,500

Net cash provided by financing activities	15,555	13,180	100,485

NET CHANGE IN CASH	-	(11,527)	-

CASH AT BEGINNING OF PERIOD	-	11,535	-

CASH AT END OF YEAR	$-	$8	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option - related party	$-	$-	$100,000
Note payable - related party issued for purchase of
property option, net of payments of $1,755	$-	$-	$26,723

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

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through June 2012 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended April 30, 2012 of ($165,755). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

On April 15, 2012, the Company renegotiated the payment terms of the option agreement.  The first payment of $26,000 is due on July 31, 2012.  The second payment of $76,800 is due on August 31, 2012.  The rest of the terms remain the same.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – PROPERTY OPTION (CONTINUED)

As of April 30, 2012, the Company has an outstanding principal amount of $27,708 in notes payable – related party, related to the agreement.

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

During the three months ended April 30, 2012, the interest expense totaled $20.  During the three months ended April 30, 2011, the interest expense totaled $7.  During the six months ended April 30, 2012, the interest expense totaled $36.  During the six months ended April 30, 2011, the interest expense totaled $7.  As of April 30, 2012, the Company had accrued interest of $60.

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

During the three months ended April 30, 2012, the interest expense totaled $334.  During the three months ended April 30, 2011, the interest expense totaled $83.  During the six months ended April 30, 2012, the interest expense totaled $668.  During the six months ended April 30, 2011, the interest expense totaled $194.  As of April 30, 2012, the Company had accrued interest of $1,432.

NOTE 5 – NOTES PAYABLE

On March 15, 2012, the Company executed a promissory note for $15,000.  The loan is due on March 15, 2013 and bears interest at 5% per annum.

During the three months ended April 30, 2012, the interest expense totaled $94.  During the three months ended April 30, 2011, the interest expense totaled $0.  During the six months ended April 30, 2012, the interest expense totaled $94.  During the six months ended April 30, 2011, the interest expense totaled $0.  As of April 30, 2012, the Company had accrued interest of $94.

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

During the six months ended April 30, 2012, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of April 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

On April 28, 2010, the Company issued an officer and director of the Company 1,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services of $10,000.

On June 15, 2011, the Company authorized a bonus of $20,000 for the President of the Company.  As of April 30, 2012, the entire amount was unpaid and is recorded to accrued payroll.

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

12 month Plan

Our plan of operation for the next 12 months will be to complete the recommended  two Phases of the exploration work program on the Crawford Creek mineral property consisting of 1, prospecting, trenching and sampling and , 2, diamond drilling. We anticipate that the total cost of these exploration programs will be approximately $86,904.  In addition, under our renegotiated option agreement, we will need to pay $26,312 (at an exchange rate of $1 CAD to $1.012 USD) to the property vendor on or before July 31, 2012.

We plan to commence Phase 1 of the recommended exploration program on the Crawford Creek in 2nd half of 2012.   This initial exploration program consists of prospecting, trenching and soil sampling. This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

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

Liquidity and Capital Resources

As of  April 30, 2012, our total assets were $128,478, including cash of $0.  Our total liabilities were $99,733.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.

Results of Operations

Period from April 28, 2010 to April 30, 2012:

Since the Company’s original inception on April 28, 2010, we have not generated any revenues.  Our expenses from that inception through April 30, 2012 were $165,755.

Three and Six Month Periods Ending April 30, 2012:

In the three and six month periods ending April 30, 2012, the loss from continuing operations was $12,747 and 20,447, respectively. The Company’s most significant expense was for professional fees associated with its SEC Registration Statement on S-1, which were largely paid during the six month period ending April 30, 2011, with the result that professional fees were lower during the six months ended April 30, 2012.  We have had ongoing professional fees payable as a result of becoming a public company.

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after April 30, 2012 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended April 30, 2012.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. MINE SAFETY DISCLOSURES

The exploration activities of the Company are yet to start; hence the mine safety disclosures are not applicable.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of June, 2012.

SUJA MINERALS, CORP.

BY:	MATT REAMS

/s/	MATT REAMS
President and Principal Executive Officer and

BY:	MATT REAMS

/s/	MATT REAMS
Chief Financial Officer and Principal Financial Officer