Form 10-Q
period 2012-07-31
SUJA MINERALS, CORP
filed 2012-09-13
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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
 YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,450,000 shares of common stock as of September 4, 2012.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of July 31, 2012 (unaudited) and October 31, 2011	3

	Unaudited Statements of Operations for the three and nine month periods ended July 31, 2012 and July 31, 2011 and the periods from April 28, 2010 (inception) to July 31, 2012	4

	Unaudited Statements of Cash Flows for the nine month periods ended July 31, 2012 and July 31, 2011 the periods from April 28, 2010 (inception) to July 31, 2012	5

	Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4	Controls and Procedures	12

PART II	OTHER INFORMATION	12

ITEM 1A	Risk Factors	12

ITEM 4	Mine Safety Disclosures	12

ITEM 6	Exhibits	12

INDEX TO EXHIBITS		12

SIGNATURES		13

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	July 31,	October 31,
	2012	2011
ASSETS

Current assets:	$-	$-

Other assets:
Property option - related party	128,478	128,478
Total other assets	128,478	128,478

Total assets	$128,478	$128,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$33,597	$31,345
Accrued payroll	20,000	20,000
Accrued interest payable - related party	1,846	788
Accrued interest payable	319	-
Notes payable - related party	27,708	27,153
Notes payable	22,420	-
Total current liabilities	105,890	79,286

Total liabilities	105,890	79,286

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 shares issued and outstanding	19,450	19,450
Additional paid-in capital	175,050	175,050
Deficit accumulated during exploration stage	(171,912)	(145,308)
Total stockholders' equity	22,588	49,192

Total liabilities and stockholders' equity	$128,478	$128,478

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	For the	For the	Inception
	three months	three months	nine months	nine months	(April 28, 2010)
	ended	ended	ended	ended	to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	-	40	3,450	337	3,902
General and administrative - related party	-	-	-	20,000	30,112
Professional fees	5,510	21,750	21,645	48,200	135,705
Total operating expenses	5,510	21,790	25,095	68,537	169,719

Loss from operations	(5,510)	(21,790)	(25,095)	(68,537)	(169,719)

Other income (expense):
Foreign currency transaction gain	-	-	-	-	104
Interest expense	(293)	-	(451)	-	(451)
Interest expense - related party	(354)	(217)	(1,058)	(418)	(1,846)
Total other income (expense)	(647)	(217)	(1,509)	(418)	(2,193)

Net loss	$(6,157)	$(22,007)	$(26,604)	$(68,955)	$(171,912)

Weighted average number of common	19,450,000	19,450,000	19,450,000	19,330,952
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the	Inception
	Nine months	Nine months	(April 28, 2010)
	ended	ended	to
	July 31,	July 31,	July 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,604)	$(68,955)	$(171,912)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	1,075	-
Increase in accounts payable	2,252	25,485	33,597
Increase in accrued payroll	-	20,000	20,000
Decrease in accrued interest payable - related party	1,058	418	1,846
Decrease in accrued interest payable	319	-	319

Net cash used in operating activities	(22,975)	(21,977)	(106,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option - related party	-	-	(1,755)

Net cash used in investing activities	-	-	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	-	12	-
Proceeds from notes payable - related party	555	430	985
Proceeds from notes payable	22,420	-	22,420
Proceeds from sale of common stock, net of offering costs	-	10,000	84,500

Net cash provided by financing activities	22,975	10,442	107,905

NET CHANGE IN CASH	-	(11,535)	-

CASH AT BEGINNING OF PERIOD	-	11,535	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option - related party	$-	$-	$100,000
Note payable - related party issued for purchase of
property option, net of payments of $1,755	$-	$20,078	$26,723

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through August 2012 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended July 31, 2012 of ($171,912). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – PROPERTY OPTION (CONTINUED)

On July 15, 2012, the Company renegotiated the payment terms of the option agreement.  The first payment which was originally due on August 31, 2012 has been extended to October 31, 2012.  The rest of the terms remain the same.

As of July 31, 2012, the Company has an outstanding principal amount of $27,708 in notes payable – related party, related to the agreement.

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

During the three months ended July 31, 2012, the interest expense totaled $20.  During the three months ended July 31, 2011, the interest expense totaled $9.  During the nine months ended July 31, 2012, the interest expense totaled $56.  During the nine months ended July 31, 2011, the interest expense totaled $16.  As of July 31, 2012, the Company had accrued interest of $80.

Note Payable with Shareholder

On August 9, 2010, the Company executed a promissory note for $8,400.  The loan was due on August 9, 2011 and bears interest at 5% per annum.  The Company paid a total of $1,755 in principal payments and the accrued interest on the loan commenced on September 1, 2010.  On June 15, 2011, the promissory note was amended and increased to CAD $26,000 which is approximately $26,723.  The increase in the loan amount was due to the increase in the amended property option.  See Note 3.  The loan is due on October 31, 2012 and bears interest at 5% per annum.

During the three months ended July 31, 2012, the interest expense totaled $334.  During the three months ended July 31, 2011, the interest expense totaled $209.  During the nine months ended July 31, 2012, the interest expense totaled $1,002.  During the nine months ended July 31, 2011, the interest expense totaled $402.  As of July 31, 2012, the Company had accrued interest of $1,766.

NOTE 5 – NOTES PAYABLE

On March 15, 2012, the Company executed a promissory note for $15,000.  The loan is due on March 15, 2013 and bears interest at 5% per annum.

During the three months ended July 31, 2012, the interest expense totaled $188.  During the three months ended July 31, 2011, the interest expense totaled $0.  During the nine months ended July 31, 2012, the interest expense totaled $281.  During the nine months ended July 31, 2011, the interest expense totaled $0.  As of July 31, 2012, the Company had accrued interest of $281.

On August 15, 2012, the Company executed a promissory note for $9,420.  The loan is due on August 15, 2013 and bears interest at 5% per annum.  As of July 31, 2012, the principal balance of the promissory note was $7,420.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE (CONTINUED)

During the three months ended July 31, 2012, the interest expense totaled $38.  During the three months ended July 31, 2011, the interest expense totaled $0.  During the nine months ended July 31, 2012, the interest expense totaled $38.  During the nine months ended July 31, 2011, the interest expense totaled $0.  As of July 31, 2012, the Company had accrued interest of $38.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

Common Stock

During the nine months ended July 31, 2012, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of July 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

On June 15, 2011, the Company authorized a bonus of $20,000 for the President of the Company.  As of July 31, 2012, the entire amount was unpaid and is recorded to accrued payroll.

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

12 month Plan

Our plan of operation for the next 12 months will be to complete the recommended  two Phases of the exploration work program on the Crawford Creek mineral property consisting of 1, prospecting, trenching and sampling and , 2, diamond drilling. We anticipate that the total cost of these exploration programs will be approximately $86,904.  In addition, under our renegotiated option agreement, we will need to pay $76,800 to the property vendor on or before August 31, 2013.

Subject to available funding, we plan to commence Phase 1 of the recommended exploration program on the Crawford Creek in second half of 2012.   This initial exploration program consists of prospecting, trenching and soil sampling. This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

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

After Phase 2 is completed, we will review findings from the diamond drilling program on the Crawford Creek property and will proceed with additional exploration work program that may be recommended by our professional Geologist or Engineer.  Management estimates that it would then take another $350,000 of drilling costs to outline sufficient tonnage to commence production from the property, although there is no assurance that $350,000 or any amount of drilling costs will prove up a mineral resource at Crawford Creek.

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

We will require additional funding in order to cover Phase 1 of the exploration program, as well as administrative expenses and to proceed with the recommended Phase 2 exploration program and any additional exploration programs that may be recommended as a result of findings of the initial two phases of the exploration work on the Crawford Creek property.

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

Liquidity and Capital Resources

As of  July 31, 2012, our total assets were $128,478, including cash of $0.  Our total liabilities were $105,890.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.

Results of Operations

Period from April 28, 2010 to July 31, 2012:

Since the Company’s original inception on April 28, 2010, we have not generated any revenues.  Our expenses from that inception through July 31, 2012 were $171,912.

Three and Nine Month Periods Ending July 31, 2012:

In the three and nine month periods ending July 31, 2012, the loss from continuing operations was $6,157 and $26,604, respectively, compared to $22,007 and $68,955 for the three and nine month periods ended July 31, 2011. The Company’s most significant expense was for professional fees associated with its SEC Registration Statement on S-1, which were paid in part during the nine month period ending July 31, 2011.  As a result, professional fees were lower during the nine months ended July 31, 2012.  We have had ongoing professional fees payable as a result of becoming a public company.

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after July 31, 2012 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended July 31, 2012.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of September, 2012.

SUJA MINERALS, CORP.

BY:	MATT REAMS

/s/	MATT REAMS
President and Principal Executive Officer and

BY:	MATT REAMS

/s/	MATT REAMS
Chief Financial Officer and Principal Financial Officer