Form 10-Q/A
period 2012-07-31
SUJA MINERALS, CORP
filed 2013-01-16
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

   EXPLANATORY NOTE

The purpose of this  Amendment No. 1 to the Company's  Annual  Report on Form 10-Q for the fiscal quarter ended July 31, 2012, filed with the Securities and Exchange  Commission on September 13, 2012 (the "Form 10-Q"),  is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial  statements and related  notes  from  the  Form  10-Q  formatted  in XBRL  (eXtensible  Business Reporting Language).

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

      *  Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of January, 2013.

SUJA MINERALS, CORP.

BY:	MATT REAMS

/s/	MATT REAMS
President and Principal Executive Officer and

BY:	MATT REAMS

/s/	MATT REAMS
Chief Financial Officer and Principal Financial Officer