Form 10-K
period 2012-10-31
SUJA MINERALS, CORP
filed 2013-02-13
CIK 1492850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

State the aggregate market value of the voting and  non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. The aggregate market value held by non-affiliates as at April 30, 2012 was approximately $ N/A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 19,450,000 shares of common stock outstanding as of February 7, 2013.

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

Claim Name	Tenure No.	Expiry Date
Crawford Creek	503940	October 1, 2013

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

The Terms of the Company’s Option to acquire the Crawford Creek Property from Hemisphere, as amended on June 15, 2011, April 15, 2012, July 15, 2012,October 15, 2012 and January 15, 2013 are:

(a)
by April 30, 2013 pay Hemisphere 10 Million Shares of Suja Minerals Corp and Hemisphere or Operator $8,400 as specified in Schedule C.  These 10,000,000 shares were actually issued on October 13, 2010.  While this was after the contractually required date, Hemisphere accepted the shares and did not terminate the Option Agreement; the terms of the Option Agreement were modified to permit the Company to deliver a promissory note in payment of certain amounts due under the Option.  At October 31, 2012, the note had a balance of $26,723, and it bears interest at 5% per annum and is due and payable on January 31, 2013. This modification and amendment was approved by Hemisphere and by 0750082 BC LTD, which is controlled by the claim owners of record.

(b)	by August 31, 2014 pay Hemisphere or Operator $76,800 as specified in Schedule C;

(c)	by August 31, 2015 pay Hemisphere an additional $50,000 and for the next 4 years pay $50,000 in each of the four successive years to Hemisphere; and

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

Our net loss from inception to October 31, 2012 is $(190,897). The loss was a result of the payment of general and administrative expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our current operating funds are less than necessary to complete the exploration of the optioned mineral claim, and therefore we will need to obtain additional financing in order to complete our business plan. As of October 31, 2012, we had cash in the amount of $0. We currently do not have any operations and we have no income.

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

ITEM 4. MINE SAFETY DISCLOSURES

We have not yet commenced active mining operations and accordingly have no information to disclose concerning mine safety.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Market Information

We have been listed on the OTC Bulletin Board under the symbol “SJML” since July 29, 2011.  The following table sets forth the high and low bid price per share of our common stock for the periods presented.

Quarter Ended	High	Low

January 31, 2012	$0.12	$0.12
April 30, 2012	$0.12	$0.08
July 31, 2012	$0.08	$0.06
October 31, 2012	$0.12	$0.05
____________________

*  No trades during the quarter.

Stockholders of Our Common Shares

As of October 31, 2012, we had 19,450,000 shares of our common stock outstanding.

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

During the period from Inception (April 28, 2010) to October 31, 2012, there have been no other issuances of common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have an equity compensation plan in favor of any director, officer, consultant or employee of our company.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2012.

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

We plan  to commence Phase 1 of the recommended exploration program on the Crawford Creek in 2nd quarter of 2013. This initial exploration program consists of prospecting, trenching and soil sampling. This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

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

Specifically, over the next 12 months, the Company anticipates the following $215,270 of expenses:

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

Liquidity and Capital Resources

Since inception through October 31, 2012, we have issued 19,450,000 shares of our common stock and received $84,500 in proceeds from these sales.

As of the date of this annual report on Form 10K, we have yet to begin operations and therefore have not generated any revenues.

As of October 31, 2012, our total assets were $128,478 and our total liabilities were $124,875.

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

Results of Operations from Inception (April 4, 2010) to October 31, 2012

We did not earn any revenues from our Incorporation on April 28, 2010 to October 31, 2012.  We have not yet commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our mineral property.

We incurred operating expenses in the amount of $188,015 for the period from our inception on April 28, 2010 to October 31, 2012 These operating expenses were comprised of general and administrative fees and professional fees.

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

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
 Suja Minerals Corp.

We have audited the accompanying balance sheets of Suja Minerals Corp. (An Exploration Stage Company) as of October 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (April 28, 2010) to October 31, 2012. Suja Minerals Corp. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suja Minerals Corp. (An Exploration Stage Company) as of October 31, 2012 and 2011 and the result of its operations and its cash flows for the years then ended and from inception (April 28, 2010) to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
February 12, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Audited)

	October 31,	October 31,
	2012	2011
ASSETS

Current assets:	$-	$-

Other assets:
Property option - related party	128,478	128,478
Total other assets	128,478	128,478

Total assets	$128,478	$128,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$32,452	$31,345
Accrued payroll	30,000	20,000
Accrued interest payable - related party	2,200	788
Accrued interest payable	655	-
Notes payable - related party	27,708	27,153
Notes payable	31,860	-
Total current liabilities	124,875	79,286

Total liabilities	124,875	79,286

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 shares issued and outstanding	19,450	19,450
Additional paid-in capital	175,050	175,050
Deficit accumulated during exploration stage	(190,897)	(145,308)
Total stockholders' equity	3,603	49,192

Total liabilities and stockholders' equity	$128,478	$128,478

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Audited)

	For the	For the	Inception
	year	year	(April 28, 2010)
	ended	ended	to
	October 31,	October 31,	October 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	3,466	325	3,918
General and administrative - related party	10,000	20,000	40,112
Professional fees	29,925	54,060	143,985
Total operating expenses	43,391	74,385	188,015

Loss from operations	(43,391)	(74,385)	(188,015)

Other income (expense):
Foreign currency transaction gain	-	-	104
Interest expense	(787)	-	(787)
Interest expense - related party	(1,411)	(760)	(2,199)
Total other income (expense)	(2,198)	(760)	(2,882)

Net loss	$(45,589)	$(75,145)	$(190,897)

Weighted average number of common	19,450,000	19,360,959
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(Audited)

						Deficit
						Accumulated
			Additional	Common		During	Total
	Common Shares		Paid-In	Stock	Subscriptions	Exploration	Stockholders'
	Shares	Amount	Capital	Payable	Receivable	Stage	Equity
April 28, 2010
Issuance of common stock for services	1,000,000	$1,000	$9,000	$-	$-	$-	$10,000

October 13, 2010
Issuance of common stock for cash	7,200,000	7,200	64,800	2,500	-	-	74,500

October 13, 2010
Issuance of common stock for subscriptions receivable	1,000,000	1,000	9,000	-	(10,000)	-	-

October 13, 2010
Issuance of common stock for property option	10,000,000	10,000	90,000	-	-	-	100,000

Net loss	-	-	-	-	-	(70,163)	(70,163)

Balance, October 31, 2010	19,200,000	19,200	172,800	2,500	(10,000)	(70,163)	114,337

November 30, 2010
Cash received for subscriptions receivable	-	-	-	-	10,000	-	10,000

March 11, 2011
Issuance of common stock for subscription payable	250,000	250	2,250	(2,500)	-	-	-

Net loss	-	-	-	-	-	(75,145)	(75,145)

Balance, October 31, 2011	19,450,000	19,450	175,050	-	-	(145,308)	49,192

Net loss	-	-	-	-	-	(45,589)	(45,589)

Balance, October 31, 2012	19,450,000	$19,450	$175,050	$-	$-	$(190,897)	$3,603

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Audited)

	For the	For the	Inception
	year	year	(April 28, 2010)
	ended	ended	to
	October 31,	October 31,	October 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,589)	$(75,145)	$(190,897)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	1,075	-
Increase in accounts payable	1,107	31,345	32,452
Increase in accrued payroll	10,000	20,000	30,000
Decrease in accrued interest payable - related party	1,412	-	2,200
Decrease in accrued interest payable	655	760	655

Net cash used in operating activities	(32,415)	(21,965)	(115,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option - related party	-	-	(1,755)

Net cash used in investing activities	-	-	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	-	-	-
Proceeds from notes payable - related party	555	430	985
Proceeds from notes payable	31,860	-	31,860
Proceeds from sale of common stock, net of offering costs	-	10,000	84,500

Net cash provided by financing activities	32,415	10,430	117,345

NET CHANGE IN CASH	-	(11,535)	-

CASH AT BEGINNING OF PERIOD	-	11,535	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option - related party	$-	$-	$100,000
Note payable - related party issued for purchase of
property option, net of payments of $1,755	$-	$20,078	$26,723

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period of Inception (April 28, 2010) to October 31, 2012.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of October 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of October 31, 2012 and 2011, no income tax expense has been incurred.

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

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through January 2013 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended October 31, 2012 of ($190,897). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

On June 15, 2011, the Company renegotiated the payment terms of the option agreement.  The promissory note was amended to account for the increase in the payment amount in the amended option agreement.  See Note 4 for details of the promissory note.  The counterparty retained the 10,000,000 shares of common stock and the first payment has increased to Canadian Dollars “CAD” $26,000 and is due on April 30, 2012.  The second payment of CAD $76,800 is due on August 31, 2013.  The Company agreed to payments of $50,000 due by August 31, 2014 and payments of $50,000 for the next four years.  The Company must pay $250,000 per year for the following five year periods until such time as the project is abandoned or put into production.  The options will be deemed exercised upon satisfaction of all the above stated terms; at which point the Company will have acquired 100% interest in the property.  Once it is put into production, the payments of $250,000 per year will cease and the Company will pay $3 per ton adjusted annual by the Canadian Cost of Living Index.

On April 15, 2012, the Company renegotiated the payment terms of the option agreement.  The first payment of $26,000 is due on July 31, 2012.  The second payment of $76,800 is due on August 31, 2012.  The rest of the terms remain the same.

On July 15, 2012, the Company renegotiated the payment terms of the option agreement.  The first payment of $26,000 which was originally due on August 31, 2012 has been extended to October 31, 2012.  The rest of the terms remain the same.

On October 15, 2012, the Company renegotiated the payment terms of the option agreement.  The first payment of $26,000 which was due on October 31, 2012 has been extended to January 31, 2013.  The second payment of $76,800 is due on August 31, 2014.  The third through seventh payment of $50,000 is due on August 31, 2015 and for each year thereafter.  The rest of the terms remain the same.

On January 15, 2013, the Company renegotiated the payment terms of the option agreement.  The first payment of $26,000 which was due on January 31, 2013 has been extended to April 30, 2013.  The rest of the terms remain the same.

As of October 31, 2010, the Company issued 10,000,000 shares of common stock and has paid a total of $1,755 as part of the agreement.  As a result of the transaction, the counterparty is now considered a related party since it is a shareholder of the Company.

As of October 31, 2012 and 2011, the Company has an outstanding principal amount of $26,723 and $26,723, respectively, in notes payable related to the agreement.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Note Payable with Officer, Director and Shareholder

On February 14, 2011, the Company had a verbal arrangement with Matt Reams, an officer, director and shareholder of the Company, for a total of $430.  During the year ended October 31, 2012, the Company received an additional loan from Matt Reams for $555.  The unsecured loan is due upon demand and bears interest at 8% per annum.

During the years ended October 31, 2012 and 2011, the interest expense totaled $100 and $24 respectively.  As of October 31, 2012 and 2011, the Company had accrued interest of $1,085 and $24, respectively.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note Payable with Shareholder

On August 9, 2010, the Company executed a promissory note for $8,400.  The loan was due on August 9, 2011 and bears interest at 5% per annum.  The Company paid a total of $1,755 in principal payments and the accrued interest on the loan commenced on September 1, 2010.  On June 15, 2011, the promissory note was amended and increased to CAD $26,000 which is approximately $26,723.  The increase in the loan amount was due to the increase in the amended property option.  See Note 3.  The loan is due on January 31, 2013 and bears interest at 5% per annum.

During the years ended October 31, 2012 and 2011, the interest expense totaled $1,336 and $736, respectively.  As of October 31, 2012 and 2011, the Company had accrued interest of $2,100 and $764, respectively.

NOTE 5 – NOTES PAYABLE

On March 15, 2012, the Company executed a promissory note for $15,000.  The loan is due on March 15, 2013 and bears interest at 5% per annum.

During the year ended October 31, 2012, the interest expense totaled $469.  As of October 31, 2012, the Company had accrued interest of $469.

On August 15, 2012, the Company executed a promissory note for $9,420.  The loan is due on August 15, 2013 and bears interest at 5% per annum.  As of October 31, 2012, the principal balance of the promissory note was $9,420.

During the year ended October 31, 2012, the interest expense totaled $152.  As of October 31, 2012, the Company had accrued interest of $152.

On October 15, 2012, the Company executed a promissory note for $7,440.  The loan is due on October 15, 2013 and bears interest at 5% per annum.  As of October 31, 2012, the principal balance of the promissory note was $7,440.

During the year ended October 31, 2012, the interest expense totaled $34.  As of October 31, 2012, the Company had accrued interest of $34.

NOTE 6 – INCOME TAXES

At October 31, 2012 and 2011, the Company had a federal operating loss carryforward of $190,897 and $145,308, respectively, which begins to expire in 2030. The Company has not yet filed its income tax returns; therefore the Company could be at risk of not benefiting from that net operating loss carryforward.

The provision for income taxes consisted of the following components for the years ended October 31, 2012 and 2011:

	2012	2011
Current:
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Components of net deferred tax assets, including a valuation allowance, are as follows at October 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$66,814	$50,858
Total deferred tax assets	66,814	50,858
Less: Valuation allowance	(66,814)	(50,858)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of October 31, 2012 and 2011 was $66,814 and $50,858, respectively, which will begin to expire 2030.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of October 31, 2012 and 2011 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2012 and 2011:

	2012	2011

Federal statutory rate	(35.0)%	(35.0)%

State taxes, net of federal benefit	(0.00)%	(0.00)%

Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

NOTE 7 – STOCKHOLDERS’ EQUITY

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

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On March 11, 2011, the Company issued 250,000 shares of common stock to an investor for cash received during October 2010.  Upon issuance of the shares, the Company reduced the entire balance of common stock payable.

During the year ended October 31, 2012, there have been no other issuances of common stock.

NOTE 8 – WARRANTS AND OPTIONS

As of October 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

On April 28, 2010, the Company issued an officer and director of the Company 1,000,000 shares of its $0.001 par value common stock at a price of $0.01 per share for services of $10,000.

On June 15, 2011, the Company authorized a bonus of $20,000 for the President of the Company.  As of October 31, 2012, the entire amount was unpaid and is recorded to accrued payroll.

During the year ended October 31, 2012, the Company authorized a bonus of $10,000 for the President of the Company.  As of October 31, 2012, the entire amount was unpaid and is recorded to accrued payroll.

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

As of October 31, 2012, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2012, our internal control over financial reporting was not effective.

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

  Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Officers and Directors

The name, address, age and position of our present officers and Directors as of October 31, 2012 are set forth below:

Name and Address	Age	Position
Matt Reams 10300 W. Charleston Las Vegas, NV 89135	43	President, Secretary, Treasurer and Director
Joseph Calpito Sr. 16-A-1 City Camp Proper Banguio City, Philippines	64	Vice President, and Director

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

Investor Relations

As of October 31, 2012, we have not engaged investor relations professionals.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2012, 2011 and 2010 ; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2012, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Matt Reams President, Secretary, and a Director	2010	None	None	$10,000*	None	None	None	None	$10,000
	2011	None	$20,000	None	None	None	None	None	$20,000
	2012	None	$10,000	None	None	None	None	None	$10,000
Joseph Calpito Vice President and a Director	2010	None	None	None	None	None	None	None	None
	2011	None	None	None	None	None	None	None	None
	2012	None	None	None	None	None	None	None	None

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

Stock Options/SAR Grants

During our fiscal year ended October 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended October 31, 2012.

Option Exercises

During our Fiscal year ended October 31, 2012 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of October 31, 2012 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

(1) The percentage of class is based on19,450,000 shares of common stock outstanding as of October 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2012	2011
Audit fees	$12,500	$9,250
Audit related fees	0-	0-
Tax fees	0-	0-
All other fees	0-	0-

Total	$12,500	$9,250

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

Exhibit Numbe	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Charter (1)

(10)	Material Agreements

10.1	Crawford Creek Property Mining Property Agreement (1)

10.2	Crawford Creek Property Mining Property Agreement Extension (1)

(31)	Section 302 Certification

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.

(1)	Incorporated by reference from Form S-1 that was originally filed with the SEC on January 6, 2011

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUJA MINERALS, CORP.
Date: February 13, 2013
	By:	/s/ Matt Reams
Matt Reams
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Matt Ream	Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer	February 13, 2013
Matt Reams