Form 10-Q
period 2013-01-31
SUJA MINERALS, CORP
filed 2013-03-14
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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
 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,450,000 shares of common stock as of March 15, 2013.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of January 31, 2013 and October 31, 2012 (unaudited)	3

	Unaudited Statements of Operations for the three month period ended January 31, 2013 and January 31, 2012 and the period from inception (April 28, 2010) to January 31, 2013	4

	Unaudited Statements of Cash Flows for the three month period ended January 31, 2013 and January 31, 2012 and the period from inception (April 28, 2010) to January 31, 2013	5

	Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4	Controls and Procedures	12

PART II	OTHER INFORMATION	12

ITEM 1A	Risk Factors	12

ITEM 6	Exhibits	12

INDEX TO EXHIBITS		12

SIGNATURES		13

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	January 31,	October 31,
	2013	2012
ASSETS

Current assets:	$-	$-

Other assets:
Property option - related party	128,478	128,478
Total other assets	128,478	128,478

Total assets	$128,478	$128,478

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$33,672	$32,452
Accrued payroll	35,000	30,000
Accrued interest payable - related party	2,554	2,200
Accrued interest payable	1,077	655
Notes payable - related party	27,708	27,708
Notes payable	35,860	31,860
Total current liabilities	135,871	124,875

Total liabilities	135,871	124,875

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 shares issued and outstanding	19,450	19,450
Additional paid-in capital	175,050	175,050
Deficit accumulated during exploration stage	(201,893)	(190,897)
Total stockholders' equity (deficit)	(7,393)	3,603

Total liabilities and stockholders' equity (deficit)	$128,478	$128,478

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	Inception
	three months	three months	(April 28, 2010)
	ended	ended	to
	January 31,	January 31,	January 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	-	-	3,918
General and administrative - related party	5,000	-	45,112
Professional fees	5,220	7,286	149,205
Total operating expenses	10,220	7,286	198,235

Loss from operations	(10,220)	(7,286)	(198,235)

Other income (expense):
Foreign currency transaction gain	-	-	104
Interest expense	(422)	(64)	(1,209)
Interest expense - related party	(354)	(350)	(2,553)
Total other income (expense)	(776)	(414)	(3,658)

Net loss	$(10,996)	$(7,700)	$(201,893)

Weighted average number of common	19,450,000	19,450,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the	Inception
	three months	three months	(April 28, 2010)
	ended	ended	to
	January 31,	January 31,	January 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,996)	$(7,700)	$(201,893)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	1,220	6,794	33,672
Increase in accrued payroll	5,000	-	35,000
Decrease in accrued interest payable - related party	354	351	2,554
Decrease in accrued interest payable	422	-	1,077

Net cash used in operating activities	(4,000)	(555)	(119,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option - related party	-	-	(1,755)

Net cash used in investing activities	-	-	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	555	985
Proceeds from notes payable	4,000	-	35,860
Proceeds from sale of common stock, net of offering costs	-	-	84,500

Net cash provided by financing activities	4,000	555	121,345

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option - related party	$-	$-	$100,000
Note payable - related party issued for purchase of
property option, net of payments of $1,755	$-	$-	$26,723

See Accompanying Notes to Financial Statements.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended October 31, 2012 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through February 2013 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended January 31, 2013 of ($201,893). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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
(UNAUDITED)

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

As of January 31, 2013 and October 31, 2012, the Company has an outstanding principal amount of $26,723 and $26,723, respectively, in notes payable related to the agreement.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Note Payable with Officer, Director and Shareholder

On February 14, 2011, the Company had a verbal arrangement with Matt Reams, an officer, director and shareholder of the Company, for a total of $430.  During the year ended October 31, 2012, the Company received an additional loan from Matt Reams for $555.  The unsecured loan is due upon demand and bears interest at 8% per annum.  As of January 31, 2013 and October 31, 2012, the principal amount of the loan is $985 and $985, respectively.

During the three months ended January 31, 2013 and 2012, the interest expense totaled $20 and $16 respectively.  As of January 31, 2013, the Company had accrued interest of $120.

Note Payable with Shareholder

On August 9, 2010, the Company executed a promissory note for $8,400.  The loan was due on August 9, 2011 and bears interest at 5% per annum.  The Company paid a total of $1,755 in principal payments and the accrued interest on the loan commenced on September 1, 2010.  On June 15, 2011, the promissory note was amended and increased to CAD $26,000 which is approximately $26,723.  The increase in the loan amount was due to the increase in the amended property option.  See Note 3.  The loan is due on April 30, 2013 and bears interest at 5% per annum.

During the three months ended January 31, 2013 and 2012, the interest expense totaled $334 and $334, respectively.  As of January 31, 2013, the Company had accrued interest of $2,434.

NOTE 5 – NOTES PAYABLE

On March 15, 2012, the Company executed a promissory note for $15,000.  The loan is due on March 15, 2013 and bears interest at 5% per annum.

During the three months ended January 31, 2013, the interest expense totaled $187.  As of January 31, 2013, the Company had accrued interest of $656.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

On August 15, 2012, the Company executed a promissory note for $9,420.  The loan is due on August 15, 2013 and bears interest at 5% per annum.  As of January 31, 2013, the principal balance of the promissory note was $9,420.

During the three months ended January 31, 2013, the interest expense totaled $118.  As of January 31, 2013, the Company had accrued interest of $270.

On October 15, 2012, the Company executed a promissory note for $7,440.  The loan is due on October 15, 2013 and bears interest at 5% per annum.  As of January 31, 2013, the principal balance of the promissory note was $7,440.

During the three months ended January 31, 2013, the interest expense totaled $93.  As of January 31, 2013, the Company had accrued interest of $127.

On October 5, 2012, the Company executed a promissory note for $4,000.  The loan is due on October 5, 2013 and bears interest at 5% per annum.  As of January 31, 2013, the principal balance of the promissory note was $4,000.

During the three months ended January 31, 2013, the interest expense totaled $24.  As of January 31, 2013, the Company had accrued interest of $24.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

Common Stock

During the three months ended January 31, 2013, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of January 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2013, the Company authorized a bonus of $5,000 for the President of the Company.  As of January 31, 2013, the entire amount was unpaid and is recorded to accrued payroll.  As of January 31, 2013, the balance of $35,000 in accrued payroll is due to the President of the Company.

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

12 month Plan

Our plan of operation for the next 12 months will be to complete the recommended  two Phases of the exploration work program on the Crawford Creek mineral property consisting of 1, prospecting, trenching and sampling and , 2, diamond drilling. We anticipate that the total cost of these exploration programs will be approximately $86,904.  In addition, under our renegotiated option agreement, we will need to pay $26,312 (at an exchange rate of $1 CAD to $1.012 USD) to the property vendor on or before April 30, 2013.

We plan to commence Phase 1 of the recommended exploration program on the Crawford Creek in  mid 2013 as weather allows. This initial exploration program consists of prospecting, trenching and soil sampling. This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

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

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for the recommended two phase exploration program.

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

Liquidity and Capital Resources

As of January 31, 2013, our total assets were $128,478.  Our total liabilities were $135,871.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.

Results of Operations

Period from April 28, 2010 to January 31, 2013:

Since the Company’s original inception on April 28, 2010, we have not generated any revenues.  Our expenses from operation since inception through January 31, 2013 were $198,235.

 Three Month Period Ending January 31, 2013:

In the three month period ending January 31, 2013, the loss from operations was $10,996, up from $7,700 in the three month period ended January 31, 2011. The Company’s most significant expense was for professional fees and we will have ongoing professional fees payable as a result of becoming a public company.

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued through February 28, 2013 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended January 31, 2013.

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of March, 2013.

SUJA MINERALS, CORP.

BY: /s/	MATT REAMS MATT REAMS
President and Principal Executive Officer and

BY: /s/	MATT REAMS MATT REAMS
Chief Financial Officer and Principal Financial Officer