Form 10-Q
period 2013-04-30
SUJA MINERALS, CORP
filed 2013-06-19
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-171572

SUJA MINERALS, CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

10300 W. Charleston Blvd., #13-56
Las Vegas, NV 89135
(Address of principal executive offices, including zip code.)

(702) 425-2873
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
 YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,450,000 shares of common stock as of June 15, 2013.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of April 30, 2013 (unaudited) and October 31, 2012	3

	Unaudited Statements of Operations for the three and six months period ended April 30, 2013 and 2012 and the periods from (April 28, 2010) to April 30, 2013	4

	Unaudited Statements of Cash Flows for the six months period ended April 30, 2013 and 2012 and the periods from (April 28, 2010) to April 30, 2013	5

	Condensed Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4	Controls and Procedures	13

PART II	OTHER INFORMATION	13

ITEM 1A	Risk Factors	13

ITEM 4	Mine Safety Disclosures	13

ITEM 6	Exhibits	13

INDEX TO EXHIBITS		13

SIGNATURES		14

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	April 30,	October 31,
	2013	2012
ASSETS

Current assets:	$-	$-

Other assets:
Property option - related party	-	128,478
Total other assets	-	128,478

Total assets	$-	$128,478

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable	$36,302	$32,452
Accrued payroll	35,000	30,000
Accrued interest payable - related party	2,907	2,200
Accrued interest payable	1,724	655
Notes payable - related party	27,708	27,708
Notes payable	49,222	31,860
Total current liabilities	152,863	124,875

Total liabilities	152,863	124,875

Stockholders' equity/ (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 shares issued and outstanding	19,450	19,450
Additional paid-in capital	175,050	175,050
Deficit accumulated during exploration stage	(347,363)	(190,897)
Total stockholders' equity/ (deficit)	(152,863)	3,603

Total liabilities and stockholders' equity/ (deficit)	$-	$128,478

“The accompanying notes are an integral part of these financial statements”.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	For the	For the	Inception
	three months	three months	six months	six months	(April 28, 2010)
	ended	ended	ended	ended	to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Impairment of mineral property cost	128,478		128,478		128,478
General and administrative	-	3,450	-	3,450	3,918
General and administrative - related party	-	-	5,000	-	45,112
Professional fees	15,992	8,849	21,212	16,135	165,197
Total operating expenses	144,470	12,299	154,690	19,585	342,705

Loss from operations	(144,470)	(12,299)	(154,690)	(19,585)	(342,705)

Other income (expense):
Foreign currency transaction gain	-	-	-	-	104
Interest expense	(647)	(94)	(1,069)	(158)	(1,856)
Interest expense - related party	(353)	(354)	(707)	(704)	(2,906)
Total other income (expense)	(1,000)	(448)	(1,776)	(862)	(4,658)

Net loss	$(145,470)	$(12,747)	$(156,466)	$(20,447)	$(347,363)

Weighted average number of common	19,450,000	19,450,000	19,450,000	19,450,000
shares outstanding - basic

Net loss per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

“The accompanying notes are an integral part of these financial statements”.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the	Inception
	six months	six months	(April 28, 2010)
	ended	ended	to
	April 30,	April 30,	April 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,466)	$(20,447)	$(347,363)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
Impairment of mineral property option cost	128,478		128,478
Increase in accounts payable	3,850	4,094	36,302
Increase in accrued payroll	5,000	-	35,000
Decrease in accrued interest payable - related party	707	704	2,907
Decrease in accrued interest payable	1,069	94	1,724

Net cash used in operating activities	(17,362)	(15,555)	(132,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option - related party	-	-	(1,755)

Net cash used in investing activities	-	-	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	555	985
Proceeds from notes payable	17,362	15,000	49,222
Proceeds from sale of common stock, net of offering costs	-	-	84,500

Net cash provided by financing activities	17,362	15,555	134,707

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option - related party	$-	$-	$100,000
Note payable - related party issued for purchase of
property option, net of payments of $1,755	$-	$-	$26,723

“The accompanying notes are an integral part of these financial statements”.

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

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
The carrying amounts reflected in the balance sheets for accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through June 2013 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended April 30, 2013 of ($347,363). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

On April 15, 2012, the Company renegotiated the payment terms of the option agreement.  The first payment of $26,000 is due on July 31, 2012.  The second payment of $76,800 is due on August 31, 2012.  The rest of the terms remain the same.On July 15, 2012, the Company renegotiated the payment terms of the option agreement.  The first payment of $26,000 which was originally due on August 31, 2012 has been extended to October 31, 2012.  The rest of the terms remain the same.

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

On April 15, 2013, the Company renegotiated the payment terms of the option agreement.  The first payment of $26,000 which was due on January 31, 2013 has been extended to August 31, 2013.  The rest of the terms remain the same.

During the three months ended April 30, 2013, the Company impaired $128,478 of the mineral property option cost.

As of April 30, 2013 and October 31, 2012, the Company has an outstanding principal amount of $26,723 and $26,723, respectively, in notes payable related to the agreement.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Note Payable with Officer, Director and Shareholder

On February 14, 2011, the Company had a verbal arrangement with Matt Reams, an officer, director and shareholder of the Company, for a total of $430.  During the year ended October 31, 2012, the Company received an additional loan from Matt Reams for $555.  The unsecured loan is due upon demand and bears interest at 8% per annum.  As of April 30, 2013 and October 31, 2012, the principal amount of the loan is $985 and $985, respectively.

During the three months ended April 30, 2013 and 2012, the interest expense totaled $20 and $20, respectively.  During the six months ended April 30, 2013 and 2012, the interest expense totaled $40 and $36, respectively.  As of April 30, 2013, the Company had accrued interest of $139.

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

During the three months ended April 30, 2013 and 2012, the interest expense totaled $334 and $334, respectively.  During the six months ended April 30, 2013 and 2012, the interest expense totaled $668 and $668, respectively.  As of January 31, 2013, the Company had accrued interest of $2,768.

NOTE 5 – NOTES PAYABLE

On March 15, 2012, the Company executed a promissory note for $15,000.  The loan was due on March 15, 2013 and bears interest at 5% per annum.  As of April 30, 2013, the loan was in default and accrues interest at 10% per annum from the date of default.

During the three months ended April 30, 2013 and 2012, the interest expense totaled $281 and $94, respectively.  During the six months ended April 30, 2013 and 2012, the interest expense totaled $469 and $94, respectively.  As of April 30, 2013, the Company had accrued interest of $938.

On August 15, 2012, the Company executed a promissory note for $9,420.  The loan is due on August 15, 2013 and bears interest at 5% per annum.  As of April 30, 2013, the principal balance of the promissory note was $9,420.

During the three months ended April 30, 2013, the interest expense totaled $118.  During the six months ended April 30, 2013, the interest expense totaled $236.  As of April 30, 2013, the Company had accrued interest of $387.

On October 15, 2012, the Company executed a promissory note for $7,440.  The loan is due on October 15, 2013 and bears interest at 5% per annum.  As of April 30, 2013, the principal balance of the promissory note was $7,440.

During the three months ended April 30, 2013, the interest expense totaled $93.  During the six months ended April 30, 2013, the interest expense totaled $186. As of April 30, 2013, the Company had accrued interest of $220.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – NOTES PAYABLE (CONTINUED)

On October 5, 2012, the Company executed a promissory note for $4,000.  The loan is due on October 5, 2013 and bears interest at 5% per annum.  As of April 30, 2013, the principal balance of the promissory note was $4,000.

During the three months ended April 30, 2013, the interest expense totaled $50.  During the six months ended April 30, 2013, the interest expense totaled $74.  As of April 30, 2013, the Company had accrued interest of $74.

On April 30, 2013, the Company executed a promissory note for $13,362.  The loan is due on April 30, 2014 and bears interest at 5% per annum.  As of April 30, 2013, the principal balance of the promissory note was $13,362.

During the three months ended April 30, 2013, the interest expense totaled $105.  During the six months ended April 30, 2013, the interest expense totaled $105.  As of April 30, 2013, the Company had accrued interest of $105.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

Common Stock

During the six months ended April 30, 2013, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of April 30, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2013, the Company authorized a bonus of $0 for the President of the Company.  During the six months ended April 30, 2013, the Company authorized a bonus of $5,000 for the President of the Company.  As of April 30, 2013, the entire amount was unpaid and is recorded to accrued payroll.  As of April 30, 2013, the balance of $35,000 in accrued payroll is due to the President of the Company.

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

12 month Plan

Our plan of operation for the next 12 months will be to complete the recommended  two Phases of the exploration work program on the Crawford Creek mineral property consisting of 1, prospecting, trenching and sampling and , 2, diamond drilling. We anticipate that the total cost of these exploration programs will be approximately $86,904.  In addition, under our renegotiated option agreement, we will need to pay $26,000 (at an exchange rate of $1 CAD to $1.012 USD) to the property vendor on or before August 31, 2013.

We plan to commence Phase 1 of the recommended exploration program on the Crawford Creek in 2nd half of 2013.   This initial exploration program consists of prospecting, trenching and soil sampling. This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

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

Liquidity and Capital Resources

As of  April 30, 2013, our total assets were $0, including cash of $0.  Our total liabilities were $152,863.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.

Results of Operations

Period from April 28, 2010 to April 30, 2013:

Since the Company’s original inception on April 28, 2010, we have not generated any revenues.  Our expenses from that inception through April 30, 2013 were $347,363.

 Three and Six Month Periods Ending April 30, 2013:

In the three and six month periods ending April 30, 2013, the loss from continuing operations was $145,470 and $156,466, respectively. The Company’s most significant expense was for the impairment of the mineral property cost and for professional fees.  We have had ongoing professional fees payable as a result of becoming a public company and the professional fees will vary from period to period based on the level and nature of professional services required.

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued through June 2013 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended April 30, 2013.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. MINE SAFETY DISCLOSURES

The exploration activities of the Company are yet to start; hence the mine safety disclosures are not applicable.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of June, 2013.

SUJA MINERALS, CORP.

BY:	MATT REAMS

/s/	MATT REAMS
President and Principal Executive Officer and

BY:	MATT REAMS

/s/	MATT REAMS
Chief Financial Officer and Principal Financial Officer