Form 10-Q/A
period 2013-04-30
SUJA MINERALS, CORP
filed 2013-08-07
CIK 1492850

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

EXPLANATORY NOTE

The purpose of this  Amendment No. 1 to the Company's  Annual  Report on Form 10-Q for the fiscal quarter ended April 30, 2013, filed with the Securities and Exchange  Commission on June 19, 2013 (the "Form 10-Q"),  is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial  statements and related  notes  from  the  Form  10-Q  formatted  in XBRL  (eXtensible  Business Reporting Language).

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

        *  Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th day of August, 2013.

SUJA MINERALS, CORP.

BY:	MATT REAMS

/s/	MATT REAMS
President and Principal Executive Officer and

BY:	MATT REAMS

/s/	MATT REAMS
Chief Financial Officer and Principal Financial Officer