Form 10-Q
period 2013-07-31
GEI GLOBAL ENERGY CORP.
filed 2013-09-23
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-171572

GEI GLOBAL ENERGY CORP.
(Exact name of registrant as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)
10300 W. Charleston Blvd., #13-56
Las Vegas, NV 89135
(Address of principal executive offices, including zip code.)

(702) 425-2873
(telephone number, including area code)

_________Suja Minerals, Corp.____________
(Former name or former address, if changed since last report)

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
 YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,437,142 shares of common stock as of September 14, 2013.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of July 31, 2013 (unaudited) and October 31, 2012	3

	Unaudited Statements of Operations for the three and nine month periods ended July 31, 2013 and 2012 and the periods from April 28, 2010 (inception) to July 31, 2013	4

	Unaudited Statements of Cash Flows for the nine month periods ended July 31, 2013 and 2012 and the period from April 28, 2010 (inception) to July 31, 2013	5

	Condensed Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4	Controls and Procedures	14

PART II	OTHER INFORMATION	14

ITEM 1A	Risk Factors	14

ITEM 4	Mine Safety Disclosures	14

ITEM 6	Exhibits	14

INDEX TO EXHIBITS		14

SIGNATURES		15

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	July 31,	October 31,
	2013	2012
ASSETS

Current assets:	$-	$-

Other assets:
Property option - related party	-	128,478
Total other assets	-	128,478

Total assets	$-	$128,478

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable	$31,625	$32,452
Accrued payroll	35,000	30,000
Accrued interest payable - related party	3,261	2,200
Accrued interest payable	2,572	655
Notes payable - related party	27,708	27,708
Notes payable	59,758	31,860
Total current liabilities	159,924	124,875

Total liabilities	159,924	124,875

Stockholders' equity/ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares
authorized, 19,450,000 shares issued and outstanding	19,450	19,450
Additional paid-in capital	175,050	175,050
Deficit accumulated during exploration stage	(354,424)	(190,897)
Total stockholders' equity/ (deficit)	(159,924)	3,603

Total liabilities and stockholders' equity/ (deficit)	$-	$128,478

“The accompanying notes are an integral part of these financial statements”.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	For the	For the	Inception
	three months	three months	nine months	nine months	(April 28, 2010)
	ended	ended	ended	ended	to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Impairment of mineral property cost	-	-	128,478	-	128,478
General and administrative	-	-	-	3,450	3,918
General and administrative - related party	-	-	5,000	-	45,112
Professional fees	5,859	5,510	27,071	21,645	171,056
Total operating expenses	5,859	5,510	160,549	25,095	348,564

Loss from operations	(5,859)	(5,510)	(160,549)	(25,095)	(348,564)

Other income (expense):
Foreign currency transaction gain	-	-	-	-	104
Interest expense	(848)	(293)	(1,917)	(451)	(2,704)
Interest expense - related party	(354)	(354)	(1,061)	(1,058)	(3,260)
Total other income (expense)	(1,202)	(647)	(2,978)	(1,509)	(5,860)

Net loss	$(7,061)	$(6,157)	$(163,527)	$(26,604)	$(354,424)

Weighted average number of common	19,450,000	19,450,000	19,450,000	19,450,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

“The accompanying notes are an integral part of these financial statements”.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the	Inception
	nine months	nine months	(April 28, 2010)
	ended	ended	to
	July 31,	July 31,	July 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,527)	$(26,604)	$(354,424)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
Impairment of mineral property option cost	128,478		128,478
Increase in accounts payable	(827)	2,252	31,625
Increase in accrued payroll	5,000	-	35,000
Decrease in accrued interest payable - related party	1,061	1,058	3,261
Decrease in accrued interest payable	1,917	319	2,572

Net cash used in operating activities	(27,898)	(22,975)	(143,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property option - related party	-	-	(1,755)

Net cash used in investing activities	-	-	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	555	985
Proceeds from notes payable	27,898	22,420	59,758
Proceeds from sale of common stock, net of offering costs	-	-	84,500

Net cash provided by financing activities	27,898	22,975	145,243

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for property option - related party	$-	$-	$100,000
Note payable - related party issued for purchase of
property option, net of payments of $1,755	$-	$-	$26,723

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

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through September 2013 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 28, 2010) through the period ended July 31, 2013 of ($354,424). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

During the nine months ended July 31, 2013, the Company impaired $128,478 of the mineral property option cost.

As of July 31, 2013 and October 31, 2012, the Company has an outstanding principal amount of $26,723 and $26,723, respectively, in notes payable related to the agreement.  On July 20, 2013, Company and the related party agreed to transfer the value of the debt and accrued interest to a third party.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Note Payable with Officer, Director and Shareholder

On February 14, 2011, the Company had a verbal arrangement with Matt Reams, an officer, director and shareholder of the Company, for a total of $430.  During the year ended October 31, 2012, the Company received an additional loan from Matt Reams for $555.  The unsecured loan is due upon demand and bears interest at 8% per annum.  As of July 31, 2013 and October 31, 2012, the principal amount of the loan is $985 and $985, respectively.

During the three months ended July 31, 2013 and 2012, the interest expense totaled $20 and $20, respectively.  During the nine months ended July 31, 2013 and 2012, the interest expense totaled $60 and $56, respectively.  As of July 31, 2013, the Company had accrued interest of $159.

Note Payable with Shareholder

On August 9, 2010, the Company executed a promissory note for $8,400.  The loan was due on August 9, 2011 and bears interest at 5% per annum.  The Company paid a total of $1,755 in principal payments and the accrued interest on the loan commenced on September 1, 2010.  On June 15, 2011, the promissory note was amended and increased to CAD $26,000 which is approximately $26,723.  The increase in the loan amount was due to the increase in the amended property option.  See Note 3.  The loan was due on April 30, 2013 and bears interest at 5% per annum.  On July 20, 2013, Company and the related party agreed to transfer the value of the debt and accrued interest to a third party.

During the three months ended July 31, 2013 and 2012, the interest expense totaled $334 and $334, respectively.  During the nine months ended April 30, 2013 and 2012, the interest expense totaled $1,002 and $1,002, respectively.  As of July 31, 2013, the Company had accrued interest of $3,102.

NOTE 5 – NOTES PAYABLE

On March 15, 2012, the Company executed a promissory note for $15,000.  The loan was due on March 15, 2013 and bears interest at 5% per annum.  As of July 31, 2013, the loan was in default and accrues interest at 10% per annum from the date of default.  On July 9, 2013, Company and the related party agreed to transfer the value of the debt and accrued interest to a third party.

During the three months ended July 31, 2013 and 2012, the interest expense totaled $375 and $282, respectively.  During the nine months ended April 30, 2013 and 2012, the interest expense totaled $844 and $282, respectively.  As of July 31, 2013, the Company had accrued interest of $1,313.

On August 15, 2012, the Company executed a promissory note for $9,420.  The loan was due on August 15, 2013 and bears interest at 5% per annum.  As of July 31, 2013, the principal balance of the promissory note was $9,420 and is in default and bears interest at 1% per annum.

During the three months ended July 31, 2013 and 2012, the interest expense totaled $118 and $39, respectively.  During the nine months ended July 31, 2013 and 2012, the interest expense totaled $353 and $39, respectively.  As of July 31, 2013, the Company had accrued interest of $505.

On October 15, 2012, the Company executed a promissory note for $7,440.  The loan is due on October 15, 2013 and bears interest at 5% per annum.  As of July 31, 2013, the principal balance of the promissory note was $7,440.

During the three months ended July 31, 2013, the interest expense totaled $93.  During the nine months ended April 30, 2013, the interest expense totaled $279. As of July 31, 2013, the Company had accrued interest of $313.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – NOTES PAYABLE (CONTINUED)

On October 5, 2012, the Company executed a promissory note for $4,000.  The loan is due on October 15, 2013 and bears interest at 5% per annum.  As of July 31, 2013, the principal balance of the promissory note was $4,000.

During the three months ended July 31, 2013, the interest expense totaled $50.  During the nine months ended July 31, 2013, the interest expense totaled $124.  As of July 31, 2013, the Company had accrued interest of $124.

On April 30, 2013, the Company executed a promissory note for $13,362.  The loan is due on April 30, 2014 and bears interest at 5% per annum.  As of July 31, 2013, the principal balance of the promissory note was $13,362.

During the three months ended July 31, 2013, the interest expense totaled $167.  During the nine months ended July 31, 2013, the interest expense totaled $272.  As of July 31, 2013, the Company had accrued interest of $272.

On July 31, 2013, the Company executed a promissory note for $10,536.  The loan is due on July 31, 2014 and bears interest at 5% per annum.  As of July 31, 2013, the principal balance of the promissory note was $10,536.

During the three months ended July 31, 2013, the interest expense totaled $46.  During the nine months ended July 31, 2013, the interest expense totaled $46.  As of July 31, 2013, the Company had accrued interest of $46.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On July 31, 2013, the Company’s Board of Directors and a majority of shareholders approved the amendment to the articles of incorporation to increase the authorized preferred stock to 5,000,000 shares with a par value of $0.001.

Common Stock

During the nine months ended July 31, 2013, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of July 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2013, the Company authorized a bonus of $0 for the President of the Company.  During the nine months ended July 31, 2013, the Company authorized a bonus of $5,000 for the President of the Company.  As of July 31, 2013, the entire amount was unpaid and is recorded to accrued payroll.  As of July 31, 2013, the balance of $35,000 in accrued payroll is due to the President of the Company.

SUJA MINERALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

On August 6, 2013, the Company’s Board of Directors approved the Certificate of Designation for 2,500 shares of Series A Convertible Super-Voting Preferred Stock with a par value of $0.001.  The Series A Convertible Super-Voting Preferred Stock may not be diluted and are convertible at any time into 25% of the total diluted issued and outstanding shares of the Company’s common stock.  At all times prior to conversion, the Series A Convertible Super-Voting Preferred Stock shall have voting rights equal to 50% of the total outstanding voting power of the Company.

On August 15, 2013, the Company entered into a Share Purchase Agreement with Dr. K. Joel Berry and Global Energy Innovations, Inc. (“GEI”).  The Company agreed to acquire 100% of the outstanding shares of GEI for $250,000 and 15,000,000 shares of common stock and 2,500 shares of Series A Convertible Super-Voting Preferred Stock.  Additionally, Dr. Berry will receive a royalty of 2.5% of sales up to $100,000,000 per year and 1.5% of sales over $100,000,000 per year for 10 years.

On August 22, 2013, the Company’s Board of Directors and a majority of shareholders approved the amendment to the articles of incorporation to the change the name to GEI Global Energy Corp.

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

12 month Plan

Our plan of operation for the next 12 months has been to complete the recommended  two Phases of the exploration work program on the Crawford Creek mineral property consisting of 1, prospecting, trenching and sampling and , 2, diamond drilling.  This initial Phase 1 program is anticipated to be completed in approximately two months at a cost of approximately $8,568.

We would then review results and information from the completed phase 1 of the exploration work program on the Crawford Creek and, based on positive results and recommendations, we would commence Phase two of the recommended exploration program consisting of diamond drilling. The drilling program is anticipated to be completed approximately 10 months following completion of phase 1 at a cost of approximately $78,336.

After Phase II is completed, we would review findings from the diamond drilling program on the Crawford Creek property and will proceed with additional exploration work program that may be recommended by our professional Geologist or Engineer.  Management estimates that it would then take another $350,000 of drilling costs to outline sufficient tonnage to commence production from the property, although there is no assurance that $350,000 or any amount of drilling costs will prove up a mineral resource at Crawford Creek.

If an economic resource is established through drilling, there would be substantial additional costs to place the property in production, such as the costs of permitting, bonding, equipment and working capital, which costs cannot be estimated until such time as the Crawford Creek mineral resource, if any, has been explored and is better understood.

While we continue to believe that the Crawford Creek property is a valuable mineral exploration asset, diligent efforts of our management have not produced the necessary funds to begin exploration, let alone reopen the quarry at Crawford Creek.  Accordingly, we may seek to sell or joint venture the Crawford Creek property to or with another mineral exploration company in order to maximize shareholder value from our company’s principle asset.

While funding has not been found to pursue the exploration of Crawford Creek, we did complete our acquisition of Global Energy Innovations, Inc. (“GEI”), which is engaged in the design and manufacturing of fuel cell systems.  We announced this acquisition on July 25, 2013, before the end of the fiscal period on July 31, 2013, although the acquisition did not close until August 15, 2013.   We subsequently changed our corporate name, effective September 17, 2013, to GEI Global Energy Corp.

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

Liquidity and Capital Resources

As of  July 31, 2013, our total assets were $0, including cash of $0.  Our total liabilities were $159,924.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.  While we continue to own our Crawford Creek mineral rights, we do not carry them at cost because we have been unable to raise funding to commence exploration or production.

Results of Operations

Period from April 28, 2010 to July 31, 2013:

Since the Company’s original inception on April 28, 2010, we have not generated any revenues.  Our expenses from that inception through July 31, 2013 were $354,424.

 Three and Nine Month Periods Ending July 31, 2013:

In the three and nine month periods ending July 31, 2013, the loss from continuing operations was $7,061 and $163,527, respectively, compared to $6,157 and $26,604 for the comparable prior year periods. The Company’s most significant expense was for professional fees.  We have had ongoing professional fees payable as a result of becoming a public company and the professional fees will vary from period to period based on the level and nature of professional services required. There was also a loss from our impairment of the Crawford Creek carrying value during the nine months ended July 31, 2013 due to our inability to raise the funds to begin exploration or production.

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued through July 31, 2013 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended July 31, 2013.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of September, 2013.

GEI GLOBAL ENERGY CORP

BY:	MATT REAMS

/s/	MATT REAMS

President and Interim Chief Financial Officer