Form 10-Q
period 2013-09-30
GEI GLOBAL ENERGY CORP.
filed 2014-04-09
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GEI GLOBAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-171572	27-3429931
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification Number)

 Attn: K. J. Berry, Ph.D., P.E., Chairman and CEO
6060 Covered Wagons Trail
Flint, Michigan 48532
(Address of principal executive offices)

(810) 610-2816
 (Registrant’s telephone number, including area code)

Suja Minerals, Corp.
 (Former Name or Former Address, if Changes since Last Report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,814,969 shares of common stock as of April 7, 2014.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS:
Current Assets
Cash	$14,921	$97
Prepaid rent (Note 10)	20,300	-
Total Current Assets	35,221	97

Property and Equipment, net (Note 3)	163,574	3,328

Total Assets	$198,795	$3,425

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities
Accounts payable	$327,614	$313,261
Accrued liabilities	274,639	278,288
Due to related party (Note 4)	252,500	97,945
Advances received (Note 7)	664,500	-
Convertible notes payable (Note 6)	500,000	608,000
Notes payable (Note 5)	30,000	62,004
Total Current Liabilities	2,049,253	1,359,498

Convertible note payable (Note 6)	-	20,000

Total Liabilities	2,049,253	1,379,498

Going Concern (Note 1)
Commitments (Note 10)
Subsequent Events (Note 12)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 2,500 issued and outstanding as of September 30, 2013	50,000	-
Common stock, $0.001 par value, 800,000,000 shares authorized; 118,250 issued and outstanding as of September 30, 2013 (Note 8)	118	1
Additional paid in capital	200,595	-
Deficit accumulated during development stage	(2,101,172)	(1,376,074)
Total Stockholders' Deficit	(1,850,459)	(1,376,073)

Total Liabilities and Stockholders' Deficit	$198,795	$3,425

The accompanying notes are an integral part of these unaudited financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general, and administrative (Note 9)	154,675	1,174	308,317	5,172
Depreciation	4,150	383	6,721	1,148
Total operating expenses	158,825	1,557	315,037	6,320

OTHER EXPENSES
Interest expense (Note 5 and 6)	15,393	19,706	49,439	59,117
Total other expenses	15,393	19,706	49,439	59,117

NET LOSS AND COMPREHENSIVE LOSS	$174,218	$21,263	$364,477	$65,437

NET LOSS PER COMMON SHARE:
Basic and diluted	$1.83	$0.28	$4.45	$0.69
Weighted average common shares outstanding, basic and diluted	95,200	75,150	81,932	95,200

The accompanying notes are an integral part of these unaudited financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U. S. Dollars)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,477)	$(65,437)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,721	1,148
Changes in operating assets and liabilities:
Prepaid rent	(20,300)	-
Accounts payable and accrued liabilities	26,221	-
Related party note payable		-
Net cash used in operating activities	(351,835)	(64,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and tenant improvements	(166,967)	-
Net cash used in investing activities	(166,967)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	-	39,411
Receipt from advances receivable	664,500	-
Advances from related party	2,500	-
Repayment to related party	(97,945)	-
Repayment of debt	(35,429)	-
Net cash provided by financing activities	533,626	39,411

INCREASE (DECREASE) IN CASH	14,824	(24,878)
CASH, BEGINNING OF PERIOD	97	14,155
CASH, END OF PERIOD	$14,921	$10,158

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GEI GLOBAL ENERGY CORP.
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2013 and 2012
(Expressed in U.S. dollars)

NOTE 1 – DESCRIPTON OF BUSINESS AND GOING CONCERN

GEI Global Energy Corp., formerly Sigma Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 28, 2010. The Company’s principal business activity is the construction and sale of fuel cell auxiliary electric power generation systems for residential, commercial, military, and industrial electric applications.  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2013, the Company has a working capital deficiency of $2,014,032 and has accumulated losses of $2,101,172 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2012 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2012 included within Form 8-K as filed with the Securities and Exchange Commission.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Energy Innovations, Inc. (see Note 11).

On December 12, 2013, the Company completed a 200 for 1 common share consolidation; the share consolidation has been retroactively applied to all common share, weighted average common share, and loss per common share disclosures.

Recent Accounting Pronouncements

The Company has evaluated all other recent accounting pronouncements and determined that they would not have a material impact on the Company’s financial statements or disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation $	Sept. 30, 2013 Net Carrying Value $	December 31, 2012 Net Carrying Value $

Computer hardware	4,323	4,323	-	124
Equipment	21,182	21,155	27	3,204
Furniture and fixtures	23,653	1,380	22,273	-
Demonstration equipment	105,151	-	105,151	-
Computer software	392	392	-	-
Leasehold improvements	38,163	2,040	36,123	-
	192,864	29,290	163,574	3,328

As at September 30, 2013, demonstration equipment was under construction and was 20% complete.

During the nine-month period ended September 30, 2013 and year ended December 31, 2012, the Company recorded no impairment write-downs on the property and equipment.

NOTE 4 – DUE TO RELATED PARTY

	Sept. 30, 2013	December 31, 2012
Advances from related party	2,500	97,945

Promissory note due to related party	250,000	-
Dated – August 15, 2013
Total amounts payable	$252,500	$97,945

Advances - As at September 30, 2013 the Company owed $2,500 (December 31, 2012 - $97,945) for cash advances received from the President of the Company, which is non-interest bearing, unsecured, and due on demand.

Promissory Note - On August 15, 2013, the Company signed a share purchase agreement with Suja Minerals Corp. (“Suja”), a public company incorporated in Nevada, United States, according to which Suja has acquired 100% of the outstanding shares of the Company for $250,000 and 15,000,000 (75,000 post-split) shares of common stock and 2,500 shares of Series A Convertible Super-Voting Preferred Stock issued to the President (see Note 11). As at September 30, 2013, $250,000 is due to the President. The amount is non-interest bearing, unsecured and has no fixed terms of trepayments.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2013 and December 31, 2012:

	Sept 30, 2013	December 31, 2012

Kristy Thurber (N-1)	$30,000	$30,000
Dated – December 15, 2010

City of Flint (N-2)	-	32,004
Dated – July 15, 2010
Total notes payable	$30,000	$62,004

N-1 Kristy Thurber: On December 15, 2010, the Company entered into a promissory note agreement with Kristy Thurber Investments for the amount of $30,000. The loan bears interest at 3% per annum and is due on December 15, 2012. During the year ended December 31, 2012, the Company accrued interest of $900. During the nine months ended September 30, 2013, the Company accrued interest of $900.  At September 30, 2013, the Company owes accrued interest of $2,700 and the remaining principal balance is $30,000.  The Company converted this debt and accrued interest for 1,000,000 common shares of the Company on December 15, 2013.

N-2 City of Flint: On July 15, 2010, the Company entered into a promissory note agreement with the Economic Development Corporation of the City of Flint (“EDC”) for the amount of $43,391.  The loan bears interest at 5.25% per annum and is due on July 1, 2013.  The loan is to be repaid in 36 installments commencing August 1, 2010.  If the interest and principal are not paid during the calendar month in which an installment is due, the Company shall pay the EDC a late charge penalty of two percent of the amount due.  During the year ended December 31, 2010, the Company repaid principal of $5,712 and interest of $815.  During the year ended December 31, 2011, the Company repaid principal of $5,675, interest of $570 and accrued interest of $1,327.  During the year ended December 31, 2012, the Company repaid principal of $nil, interest of $nil and accrued interest of $1,994.   The Company repaid the debt by the nine months ended September 30, 2013.

 NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of September 30, 2013 and December 31, 2012:

	Sept. 30, 2013	December 31, 2012

Note C-1	$-	$20,000
Dated – February 4, 2008

Note C-1	-	20,000
Dated - February 4, 2008

Note C-1	-	27,000
Dated - February 4, 2008

Note C-1	-	21,000
Dated - February 4, 2008

Note C-2	-	20,000
Dated – February 15, 2008

Note C-3	250,000	250,000
Dated – March 18, 2008

Note C-4	250,000	250,000
Dated – August 15, 2008

Note C-5	-	20,000
Dated – August 31, 2011
Total notes payable	$500,000	$628,000
	-	-
Less: current portion	500,000	608,000
Long-term portion	$-	$20,000

Notes C-1: On February 4, 2008, the Company entered into four convertible promissory note agreements for a total of $88,000.  Pursuant to the agreements, the notes bear interest at 8% per annum.  The principal balance and all accrued interest was due and payable on February 4, 2011 (the “Maturity Date”) provided that the note holder has given notice to the Company on or after August 4, 2008, but prior to the Maturity Date, demanding full payment of the note as of the Maturity Date.  The principal amount and accrued interest shall be converted into shares of common stock of the Company upon the first occurrence of any one of the following events: (i) If the Company has not received a Payoff Notice and no event of default has occurred as of the Maturity Date; (ii) the final closing date of a minimum of $500,000 financing  (the “Next Financing Closing”) which results in the Company receiving new capital investment in exchange for the issuance by the Company of a capital interest in the Company; and (iii) immediately prior to the occurrence of any of the following (“Change of Control”): when (1) the Company sells, conveys, or otherwise disposes of all or substantially all of its property or business; or (2) when the Company causes to be registered and sold any of its shares of common stock pursuant to and under a registration statement prepared and filed in compliance with the Federal Securities Act of 1933; or (3) when the Company effects any transaction which results in one or more stockholders who were not stockholders of the Company immediately prior to such transaction owning more than eighty percent (80%) of the voting rights of the Company. The Company shall provide a written notice to the note holder of the occurrence of any such conversion event (“Conversion Notice”).

If conversion occurs at the Next Financing Closing, then the note is convertible into the same type, series, and class of securities issued under the Next Financing Closing.  The conversion price shall equal to conversion amount divided by the average price per share received by the Company at the Next Financing Closing, multiplied by 95% if the Next Financing Closing occurs on or before August 4, 2008, 90% if the Next Financing Closing occurs after August 4, 2008 but on or before August 4, 2009, 85% if the Next Financing Closing occurs after August 4, 2008 but on or before February 4, 2010, or 80% if the Next Financing Closing occurs after February 4, 2010.

If the conversion occurs at the Maturity Date or upon a Change of Control, then the conversion price shall be equal to $9.36 per share.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment.

As of the Maturity Date, the Company has not received new capital investment of a minimum of $500,000 or a Payoff Notice from the note holders.  Pursuant to the terms of the agreement, the principal amounts and accrued interest were then convertible into common stock of the Company.  The Company determined that there was no beneficial conversion feature as the fair value of common stock of the Company is below the conversion price of $9.36.

On July 13, 2013, the Company agreed to convert the principal balance of $88,000 and $38,584 of accrued interest into 412,501 (2,063 post-split) shares of common stock of the Company at $0.3069 per share.

Note C-2: On February 15, 2008, the Company entered into a convertible promissory note agreement for $20,000.  Pursuant to the agreement, the note bears interest at 8% per annum.  The principal balance and all accrued interest was due and payable on February 15, 2011 (the “Maturity Date”) provided that the note holder has given notice to the Company on or after August 15, 2008, but prior to the Maturity Date, demanding full payment of the note as of the Maturity Date.  The principal amount and accrued interest shall be converted into common stock of the Company upon the first occurrence of any one of the following events: (i) If the Company has not received a Payoff Notice and no event of default has occurred as of the Maturity Date; (ii) the final closing date of a minimum of $500,000 financing  (the “Next Financing Closing”) which results in the Company receiving new capital investment in exchange for the issuance by the Company of a capital interest in the Company; and (iii) immediately prior to the occurrence of any of the following (“Change of Control”): when (1) the Company sells, conveys, or otherwise disposes of all or substantially all of its property or business; or (2) when the Company causes to be registered and sold any of its shares of common stock pursuant to and under a registration statement prepared and filed in compliance with the Federal Securities Act of 1933; or (3) when the Company effects any transaction which results in one or more stockholders who were not stockholders of the Company immediately prior to such transaction owning more than eighty percent (80%) of the voting rights of the Company. The Company shall provide a written notice to the note holder of the occurrence of any such conversion event (“Conversion Notice”).

If conversion occurs at the Next Financing Closing, then the note is convertible into the same type, series, and class of securities issued under the Next Financing Closing.  The conversion price shall equal to conversion amount divided by the average price per share received by the Company at the Next Financing Closing, multiplied by 95% if the Next Financing Closing occurs on or before August 15, 2008, 90% if the Next Financing Closing occurs after August 15, 2008 but on or before August 15, 2009, 85% if the Next Financing Closing occurs after August 15, 2008 but on or before February 15, 2010, or 80% if the Next Financing Closing occurs after February 15, 2010.

If the conversion occurs at the Maturity Date or upon a Change of Control, then the conversion price shall be equal to $9.36 per share.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment.

As of the Maturity Date, the Company has not received new capital investment of a minimum of $500,000 or a Payoff Notice from the note holder.  Pursuant to the terms of the agreement, the principal amount and accrued interest was then convertible into shares of common stock of the Company.  The Company determined that there was no beneficial conversion feature as the fair value of common stock of the Company is below the conversion price of $9.36.

On July 13, 2013, the Company agreed to convert the principal balance of $20,000 and $2,298 of accrued interest into 93,750 (468 post-split) shares of common stock of the Company at $0.2378 per share.

Note C-3: On March 18, 2008, the Company entered into a convertible promissory note agreement for $250,000.  Pursuant to the agreement, the note bears interest at 8% per annum.  The principal balance and all accrued interest was due and payable on March 18, 2011 (the “Maturity Date”) provided that the note holder has given written notice to the Company on or after September 18, 2010, but prior to the Maturity Date, demanding full payment of this note as of the Maturity Date (the “Payoff Notice”).  The principal amount and accrued interest shall be converted into common stock of the Company upon the first to occur of the following events and the Company shall provide a written notice to the note holder of the occurrence of any such conversion event (“Conversion Notice”): (i) If the Company has not received a Payoff Notice and no event of default has occurred as of the Maturity Date; (ii) the final closing date of a minimum of $500,000 financing  (the “Next Financing Closing”) which results in the Company receiving new capital investment in exchange for the issuance by the Company of a capital interest in the Company; and (iii) immediately prior to the occurrence of any of the following (“Change of Control”): when (1) the Company sells, conveys, or otherwise disposes of all or substantially all of its property or business; or (2) when the Company causes to be registered and sold any of its shares of common stock pursuant to and under a registration statement prepared and filed in compliance with the Federal Securities Act of 1933; or (3) when the Company effects any transaction which results in one or more stockholders who were not stockholders of the Company immediately prior to such transaction owning more than sixty-five percent (65%) of the voting rights of the Company.

If conversion occurs at the Next Financing Closing, then the note is convertible into the same type, series, and class of securities issued under the Next Financing Closing.  The conversion price shall equal to conversion amount divided by the average price per share received by the Company at the Next Financing Closing, multiplied by 95% if the Next Financing Closing occurs on or before September 18, 2008, 90% if the Next Financing Closing occurs after September 18, 2008 but on or before September 18, 2009, 85% if the Next Financing Closing occurs after September 18, 2009 but on or before March 18, 2010, or 80% if the Next Financing Closing occurs after March 18, 2010.

If the conversion occurs at the Maturity Date or upon a Change of Control, then the conversion price shall be equal to $9.36 ($1,872 post-split) per share.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment.

As of the Maturity Date, the Company has not received new capital investment of a minimum of $500,000 or a Payoff Notice from the note holder.  Pursuant to the terms of the agreement, the principal amount and accrued interest was then convertible into common stock of the Company.  The Company determined that there was no beneficial conversion feature as the fair value of common stock of the Company is below the conversion price of $9.36 ($1,872 post-split) per share. At September 30, 2013, the promissory note has not been repaid or converted.

Note C-4: On August 15, 2008, the Company entered into a secured convertible promissory note agreement for $250,000.  The convertible promissory note, which was due on September 1, 2010, bears interest at the rate of 9% per annum.  In the event the note is not repaid or converted on or prior to September 1, 2010 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 15% per annum.  Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s next issued series of preferred stock for not less than $1,500,000 at the per share price.  Interest will either be paid or converted at the option of the holder; or (ii) in the event that the conversion in (i) does not occur by August 30, 2010, then the holder will have the option of converting the note into the requisite number of units of the Company’s preferred stock.  The conversion price will be determined by the Company immediately prior to the time of conversion.

 The conversion price will be determined through (i) or (ii) below at the option of the Company:

i).  The per share value of each share of preferred stock will equal to the result of the following formula: (1) six times the average earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the Company for the 2008 and 2009 fiscal years, divided by the product of (1) by the number of preferred stock issued and outstanding.

ii). The fair market value of each share of preferred stock as of August 30, 2010.  The fair market value of the preferred stock shall be determined by a qualified appraiser jointly selected by the Company and the note holder.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment.

As of August 30, 2010, the Company had not completed a financing of a minimum of $1,500,000 and the note holder did not contact the Company to determine the fair market value of the preferred stock or demand payment.  At September 30, 2013, the promissory note has not been repaid or converted.

Note C-5: On August 31, 2011, the Company entered into a convertible promissory note agreement for $20,000.  Pursuant to the agreement, the note bears interest at 6% per annum.  The principal balance and all accrued interest is due and payable on August 31, 2014 (the “Maturity Date”) provided that the note holder has given notice to the Company on or after February 28, 2014, but prior to the Maturity Date, demanding full payment of the note as of the Maturity Date.  The principal amount and accrued interest shall be converted into shares of common stock of the Company upon the first occurrence of any one of the following events: (i) If the Company has not received a Payoff Notice and no event of default has occurred as of the Maturity Date; (ii) the final closing date of a minimum of $500,000 financing  (the “Next Financing Closing”) which results in the Company receiving new capital investment in exchange for the issuance by the Company of a capital interest in the Company; and (iii) immediately prior to the occurrence of any of the following (“Change of Control”): when (1) the Company sells, conveys, or otherwise disposes of all or substantially all of its property or business; or (2) when the Company causes to be registered and sold any of its shares of common stock pursuant to and under a registration statement prepared and filed in compliance with the Federal Securities Act of 1933; or (3) when the Company effects any transaction which results in one or more stockholders who were not stockholders of the Company immediately prior to such transaction owning more than eighty percent (80%) of the voting rights of the Company. The Company shall provide a written notice to the note holder of the occurrence of any such conversion event (“Conversion Notice”).

 If conversion occurs at the Next Financing Closing, then the note is convertible into the same type, series, and class of securities issued under the Next Financing Closing.  The conversion price shall equal to conversion amount divided by the average price per share received by the Company at the Next Financing Closing, multiplied by 95% if the Next Financing Closing occurs on or before February 29, 2012, 90% if the Next Financing Closing occurs after February 29, 2012 but on or before February 28, 2013, 85% if the Next Financing Closing occurs after February 28, 2013 but on or before August 31, 2013, or 80% if the Next Financing Closing occurs after August 31, 2013.

If the conversion occurs at the Maturity Date or upon a Change of Control, then the conversion price shall be equal to $9.36 ($1,872 post-split) per share.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment.

On July 13, 2013, the Company agreed to convert the principal balance of $20,000 and $8,780 of accrued interest into 93,750 (469 post-split) shares of common stock of the Company at $0.3070 per share.

During the nine-months ended September 30, 2013, the Company recognized in aggregate of $45,715 (2012-$59,117) in interest expense for the convertible notes.

NOTE 7 – ADVANCES RECEIVED

During the nine months ended September 30, 2013, the Company received $664,500 in advances from Global Energy Innovations Inc., an independent company incorporated in British Columbia, Canada with no contractual affiliation with Global Energy Innovations, Inc (Michigan), or with GEI Global Energy Corp. (Nevada).  The final terms of the repayment agreement are currently under negotiation.

NOTE 8 - EQUITY

On September 30, 2013, the Company had 118,250 issued and outstanding and the Company had 800,000,000 common shares authorized.

Each share of common stock shall have one (1) vote per share for all purpose. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of Board of Directors.

Nine Months Ended September 30, 2013

Stock Cancelled

During the nine months ended September 30, 2013, the Company cancelled 57,000 (11,400,000 per-split) shares of common stock as follows:

Date	Number of Shares Post-Split
July 24, 2013	7,000
August 19, 2013	50,000
Total	57,000

Stock Issued in Connection with the Conversion of Debt

During the nine months ended September 30, 2013, the Company issued 600,000 (3,000 post-split) shares of common stock valued at $177,061 for the conversion of the principal and accrued interest of debt held by 6 convertible debt holders.  The Conversion was based on the market price on the date of grant.  The fair values of the shares issued for the conversion of debt was recorded as a reduction in convertible notes payable and accrued interest for the nine months ended September 30, 2013.

Date	Number of Shares	Fair Value
July 31, 2013	600,000 (3,000 post-split)	$177,061
Total	600,000 (3,000 post-split)	$177,061

Stock Issued for Reverse Merger Acquisition

In August 6, 2013, the Company issued 15,000,000 (75,000 post-split) common stock of the Company as part of its reverse merger acquisition.  The Company also issued 2,500 super majority preferred shares of the Company. See Note 11.

Nine Months Ended September 30, 2012

No shares were issued for the nine months ended September 30, 2012.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. The preferred stock may be divided into number of series as our board of directors may determine. Our board of directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to and imposed upon any wholly issued series of preferred stock, and to fix the number of shares of any series of preferred stock and the designation of any such series of preferred stock. Currently there are 2,500 shares of Series A Convertible Super-Voting Preferred Stock issued and outstanding.

Series A Convertible Super-Voting Preferred Stock

Our Board of Directors has designated a series of preferred stock entitled Series A Convertible Super-Voting Preferred Stock. Each of these preferred shares has a common stock conversion rate of 1/1000 of the total issued shares of the common stock of the Purchaser at the time of conversion.  Furthermore, these preferred shares will at all times prior to their total conversion have a collective voting right equal to 50.00% of the total outstanding voting power of the corporation.  As a result of the issuance to Dr. Berry of 2,500 shares of Series A Convertible Super-Voting Preferred Stock and 15,000,000 (75,000 post-split) shares (of a total 23,650,000 (118,250 post-split) issued and outstanding shares as of 9/30/2013) of the Company’s common stock, Dr. Berry has voting control of the Company, with the voting power to elect the Company’s Board of Directors.

NOTE 9 – SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Business development	$39,998	$-	$136,251	$1,150
Professional fees	5,001	-	27,622	500
Rent	15,225	621	30,225	1,862
Office expense	18,597	553	34,589	1,658
Management salaries	75,854	-	79,629	-
Selling, general and administrative	$154,675	$1,174	$308,316	$5,170

NOTE 10 – COMMITMENTS

The Company entered into an agreement with Atlanta Marketing Consultant (“Atlanta”), which commenced on May 15, 2010 where Atlanta will be entitled to a 5% commission of the total amount received by the Company on all business generated as a result of each business arrangement introduced by the efforts of Atlanta.  In the event Atlanta is able to assist the Company in the raising of capital through said contacts, Atlanta will be entitled to a one-time consulting fee of 3% to 5% of the amount of capital raised.  If the amount of capital raised by the Company is $750,000 or below, Atlanta will receive a 5% consulting fee.  If the amount of capital raised is over $750,000 but below $1,500,000, Atlanta will receive in a consulting fee of 4% of monies raised.  Any amount of capital raised by the Company exceeding $1,500,000 will result in a consulting fee payment of 3%.  All payments will be due on a quarterly basis and paid on the 5th day of the month of each new quarter of the calendar year.  The agreement shall not terminate as long as the Company is receiving income or equity positions from parties brought to the Company as a result of Atlanta’s efforts for a period ending 5 years from the first transaction.

The Company entered into a service agreement with Troy Spencer (“Spencer”) dated on November 19, 2012 in which Spencer has been engaged to assist the Company in raising capital through said contracts. Spencer will be entitled to a consulting fee of 3% to 10% of the amount of capital raised.  If the amount of capital raised by the Company is $750,000 or below, Spencer will receive a 10% consulting fee.  If the amount of capital raised is over $750,000 but below $1,500,000, Spencer will receive a consulting fee of 4% of monies raised.  Any amount of capital raised by the Company exceeding $1,500,000 will result in a consulting fee payment of 3%.  All aforementioned payments will be due within 10 business days after the Company receives funding from an investor.  Spencer will receive fee payments for investments from the same investors for a period of 36 months from the initial investment.  The agreement shall not terminate as long as the Company is receiving income or equity positions from all aforementioned parties and other potential parties brought to the Company as a result of Spencer’s efforts.

 On March 2, 2013 the Company entered into a consulting agreement with Earl H. Roberts Limited (“Roberts”).  The Company agreed to pay a fee of 10% of the total cash or stock values of business derived from Roberts’ efforts from introductions, for licensing of technologies, or sale of technology.  Furthermore, the Company agrees to pay a fee equal to 2% of the equity ownership for technology commercialization partnerships as a result of introductions.  Roberts can elect to forgo cash payment for stock in the Company.

On May 30, 2013, the Company entered into a lease agreement for Engineering and Office Rental Space with Trialon Corporation for a period of one year commencing on July 1, 2013 to June 30, 2014.  The monthly lease rate is $5,075.  The Company has paid a security deposit of $5,075 and the first six-month rent of $30,450 in June 2013.  Rent consideration for January 1, 2014 to June 30, 2014 will be payable on January 1, 2014.

NOTE 11 – REVERSE ACQUISITION

On August 15, 2013, Global Energy Innovation Inc. (“GEI”) signed a share purchase agreement (the “Acquisition”) with Suja Minerals Corp. (“Suja”), a public company incorporated in Nevada, United States, according to which Suja has acquired 100% of the 9,000,000 outstanding shares of GEI for $250,000 and 15,000,000 (75,000 post-split) shares of common stock of Suja and 2,500 shares of Series A Convertible Super-Voting Preferred Stock of Suja.  In addition, the Company’s President received a right to a royalty of 2.5% of sales up to $100,000,000 per year and 1.5% of sales over $100,000,000 per year for 10 years.

For accounting purposes, the Acquisition has been treated as a reverse recapitalization, rather than a business combination. Accordingly for accounting purposes GEI is considered the acquirer and surviving entity in the reverse recapitalization. The accompanying historical financial statements prior to the Acquisition are those of GEI.

The consolidated financial statements present the previously issued shares of Suja common stock as having been issued pursuant to the Acquisition on August 15, 2013, with the consideration received for such issuance being the consideration payable and the estimated fair value of Suja shares issued, based on the number of equity interest GEI would have had to issue to give Suja the same percentage equity interest in the combined entity that results from the reverse acquisition. The excess of the consideration issued over the net assets of Suja is recognized as deficit. As at the date of the acquisition Suja was in a net liability position.

$
Cash payable	250,000
Preferred shares issued	50,000
Common shares issued	139,000
Total consideration	439,000

Net liabilities acquired
Liabilities assumed	(159,924)
Liabilities forgiven on acquisition	(122,452)
Net liabilities acquired	37,572

Adjustment to deficit	476,572

The shares of common stock of  Suja issued to GEI’s stockholders in the Acquisition are presented as having been outstanding since the original issuance of the shares. The adjustment to the share capital has been retroactively applied to all share, weighted average share, and loss per share disclosures.

NOTE 12– SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, Management has evaluated subsequent events to April 08, 2014, and has determined that the following events are reasonably likely to impact the financial statements:

On November 4, 2013 the Company issued 2,762 of its common stock for proceeds of $67,500.

On November 12, 2013 the Company issued 750 of its common stock for consulting services.

On December 15, 2013 the Company issued 5,000 of its common stock for conversion of debt and accrued interest of $41,700.

On December 12, 2013, the Company completed a 200 for 1 share consolidation (see Note 2).

On January 1, 2014 the Company issued 230,000 of its common stock for conversion of debt and accrued interest of $35,000.

On January 1, 2014 the Company issued 1,700,000 of its common stock for partial conversion of debt of $50,000.

On January 1, 2014 the Company issued 42,757,999 of its common stock for management, consulting and marketing services.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Company

On August 15, 2013 we completed an acquisition of 100% of the outstanding shares of capital stock of GEI.  As part of the closing of this transaction, control of the Company was transferred to Dr. Berry.

GEI, founded in 2007, is part of the fuel cell and sustainable/alternative energy industry. Fuel cells are an efficient, combustion-less, reliable, and virtually pollution-free energy source that provide electricity to power a wide array of applications, including buildings (manufacturing facilities, hotels and hospitals), primary power for grid integration, automobiles, emergency back-up systems, and base load grid power. A fuel cell uses fuel - usually hydrogen, extracted from common fuels such as natural gas, and oxygen - to produce electricity. In principle, a fuel cell is an electrochemical device that operates like a battery. However, unlike a battery, a fuel cell requires re-fueling and not recharging. Fuel cells will continue to produce electricity and heat as long as there is a constant fuel source. Hydrogen fuel cells work simply, have no moving parts, and operate silently, with water and excess heat as their only by-products. Fuel cells thus provide the ideal solution for a myriad of portable, on-board and stationary electric power generation applications.

The GEI fuel cell systems can operate on a number of fuel sources such as natural gas, ethanol, propane and biofuels. This would permit GEI to take advantage of the existing logistic fuel infrastructure, as fuel sources such as natural gas are cost-competitive and abundant in the United States and certain other regions. Since the GEI X5 "brand" fuel cell system is intended to be scalable and stackable, it enables the Company to become a market leader in every category of the fuel cell Industry and has the potential to create new categories. GEI can build fuel cells ranging from 2 kW - 100 kW and since the Company has the ability of stacking the fuel cells like building blocks it can build fuel cell power plants that are multi-megawatt in size.

The GEI fuel cell system provides primary power for homes and buildings and is viewed by management to have a competitive advantage due to very restrictive offerings from other companies with only back-up power (due to fuel restrictions) or power to one singular application (due to technology restrictions). The GEI X5 core strategy is to avoid providing a "niche" technology for a "niche" application, but rather provide a robust and scalable systems technology applicable across multiple platforms that allow high volume cost reductions and savings in design and manufacturing cost. There are currently 3 patents that protect this technology and the Company plans for several more to be filed before the end of 2013.

DESCRIPTION OF BUSINESS

We design develop and manufacture fuel cell systems.  We operate in the “clean energy” sector of the power industry.

Our principal product, the X5 Smart Adaptable Fuel Cell Auxiliary Power Unit (the “GEI X5”) is a “hybrid” fuel cell auxiliary power unit (APU) at the core of systems that can be sized to meet the power requirements for many different applications. The technology allows the cells to run on a variety of fuel types, most notably natural gas.  We believe that our fuel cell products can be easily paired with other types of power generating units such as solar and wind.  Our products are intended to be both adaptable and reliable. The power stacks provide a range of power outputs from 5 kW to 100 kW, which can be combined further to achieve even greater power outputs.

We have identified opportunities in a number of different applications. These include large scale power generators, commercial trucking and recreational or military vehicles, and backup stationary power for residential or commercial outlets. We will seek to generate income through power generation in partnership or by licensing to large operators, through the sale of our units of various sizes, and through licensing agreements and joint ventures with other manufacturers.

We anticipate that we will achieve full commercial operations in 2014.

Corporate Information

We were incorporated on April 28, 2010 as a Nevada corporation. Pursuant to a Share Purchase Agreement dated August 15, 2013 we acquired all of the capital stock of Global Energy Innovations, Inc. (“GEI”), a Michigan corporation that was incorporated in 2007.  As a result of our acquisition of GEI, GEI’s founder, Dr. K. Joel Berry (“Dr. Berry”), acquired control and became our Chairman, Chief Executive Officer and Director.  Our executive offices are located at 6060 Covered Wagons Trail, Flint, MI 48532 USA; our telephone number is (810) 743-8491. Our website is located at http://www.geiglobal.com. The information on our website is not part of this Report. We are an emerging growth company, as that term is defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

GEI’s Products

Hybrid technology
GEI’s X5 Smart Adaptable Fuel Cell Auxiliary Power Unit (the “GEI X5”) is a “hybrid” fuel cell auxiliary power unit (APU) that incorporates a high temperature polymer electrolyte membrane (PEM) fuel cell and a high-energy density Lithium Polymer (LIPO) battery. Although fuel cell systems typically have a higher energy density compared with traditional batteries, fuel cell systems alone do not have the peak power and load following capabilities of a battery. The GEI X5 hybrid system thus benefits from the strengths of both technologies.

GEI’s X5 hybrid fuel cell power systems can be sized to meet the power requirements for any application. The battery or energy storage system responds to instant power demands, provides for instant start capability, and most importantly, provides for smooth operations. The fuel cell charges the battery during periods of low power demands. Since fuel processors are unable to respond instantly to changing load demands, systems without an energy storage media result in exceptionally difficult control strategies. Conversely, the GEI X5 hybrid system provides for simple, reliable, fuel efficient and cost effective control systems.

Fuel supply, by-products and efficiencies
The GEI X5 is designed primarily to run on natural gas. The ideal location for a large scale operation of, for example, 100MW is thus a natural gas field where the gas can be converted to electricity and fed into the grid immediately. Smaller operations, such as 25kW installations for apartments, restaurants and other businesses feed off the natural gas installed network. The GEI X5 can, however, be powered by any fuel from which hydrogen can be readily extracted.

Major by-products are oxygen and water. Heat generated in the cooling process is used in the process of extracting hydrogen from the natural gas, resulting in an overall fuel to electricity efficiency of between 40% and 50%. Harmful by-products are minimized due to the recapturing of the fuel cell stack exhaust.

Integration with other generators
The GEI X5 can be produced as large stationary systems or smaller portable systems. As such it can be plugged in as an auxiliary unit alongside other power sources such as solar, wind, tidal generators. The portable systems are suitable for less permanent locations such as mining camps or military installations where solar units are frequently the major power source.

GEI’s proprietary technologies
GEI, through an exclusive license on one patent held by Dr. Berry and two patents pending, has proprietary rights over its Configurable Input High-Power DC-DC Converter (US: 7,843,185) (power management), its fuel cell bipolar plate for optimal uniform delivery of reactant gases and efficient water removal (patent pending) (thermal systems management), and its stack design and assembly of high temperature PEM fuel cells (patent pending).

GEI’s Markets

Industry background and trends
The industry in which GEI operates – power generation – is not new. With increasing development however, especially in the highly populated developing countries of Asia, power generators throughout the world are being required to provide more efficient, cleaner, more affordable and flexible power in ever increasing quantities from power sources that are scarce and possibly finite. We believe that economic, regulatory and political pressure will continue to be applied to power generators, whether their source is fossil fuels, hydro, solar, wind, bio-fuels or any other source.

The most likely areas of significant growth in the foreseeable future are in Asia. The growing middle class in Asia requires greater access to electrical power but is hampered by the lack of infrastructure, particularly well-developed electrical grids. GEI’s fuel-flexible and scalable fuel cell systems offer very appropriate stand-alone systems that can be paired with other stand-alone but less dependable systems such as solar and wind.

Target customers
Our target customers all share a desire for clean, efficient, portable and flexible power. They include participants in the following sectors, particularly in North America, Asia and Europe:

•	Large scale power generators
•	Commercial Trucking, Recreational Vehicles and Motor Homes (ancillary power only e.g. for refrigeration units needing power when the engine is turned off)
•	Marine (ancillary power only)
•	Military (ancillary power only)
•	Disaster Relief Emergency
•	Back-up Stationary Power (shopping malls, offices, apartment blocks)
•	Data Security, Telecommunications

Competitors

Direct competitors

•
Plug Power Systems:   Low temperature fuel cell operating on pure hydrogen designed for fork lift trucks. Limited scope for expansion.  We do not consider them to be a direct competitor to GEI due to its limited market segment and its low temperature technology.

•
Clear Edge Power:   California based high temperature 5kW fuel cells operating on natural gas and focused on residential customers. Limited by its inability to meet power demand spikes created by every day household appliances. We believe there is a GEI competitive advantage due to greater perceived system flexibility.

•
Nordic Power Systems:   European based high temperature 1kW fuel cells operating on low sulfur diesel fuel.  We do not view them as a present direct competitor to GEI due to Nordic’s perceived lower operating efficiencies and low volume production.

•	UltraCell Power: Portable high temperature 25kW fuel cells operating on reformed methanol. We do not regard them as a present direct competitor due to their market segment and fuel cell size.

•
Bloom Energy:   GEI considers Bloom to be a serious competitor with respect to the large stationary and base load stationary markets.   We believe that GEI may have a competitive advantage over Bloom because of its core fuel cell technology, which operates at very high temperatures (800C), may be less responsive than our technology to spikes in operating loads and may require a more expensive manufacturing process.

Competitive advantages
GEI’s competitive advantages lie in its intellectual property, its leadership and the ability of its fuel cells to operate on multiple different fuels, notably natural gas, propane, ethanol, methanol, methane, or diesel.

Barriers to entry
GEI’s X5 fuel cell systems have taken many years to develop and are protected in part by patents. GEI’s intellectual property thus may provide a barrier to newcomers wishing to enter the same market, although potential entrants may instead design around our patents.

Indirect competitors and GEI’s competitive advantages
GEI’s indirect competitors are other power generators both traditional and modern:

	Coal / gas / oil fired generators	Nuclear generators	Hydro- electric plants	Solar generators	Wind turbines	GEI’s X5 hybrid fuel cells

Share of world production	68%	13%	16%	3% (including tidal and geothermal)		Nil to date
Operating Cost / kWh	$0.094 (coal, conventional) $0.14 (coal, advanced) $0.09 (gas)	n/a	n/a	$0.21	$0.097 (onshore) $0.24 (offshore)	$0.06 to $0.09
Constraints on capacity other than capital cost	Supply of raw material	Supply of raw material, public opinion	Availability of steady flowing water, proximity to grid	Availability of land, latitude and prevailing climate	Availability of land, prevailing climate	Supply of raw material
Required capital outlay	Very high	Very high	Very high	Flexible but needs backup	Flexible but needs backup	Flexible
Fuel to electricity efficiency	33%	n/a	n/a	n/a	n/a	45% (if waste heat drives turbines - 70%)
Principal environmental issues	Greenhouse gases	Radiation leakages	Interruption of river flows	None but backup source may not be “clean”	Wildlife, noise. Backup source may not be “clean”	Emission of carbon dioxide is 40% less than coal or gas fired plants. No other noxious gases. Quiet.
Reliability	Supply irregularities usually at grid level, not generator level	Supply irregularities usually at grid level, not generator level	Supply irregularities usually at grid level, not generator level	Relies on regular and plentiful sunshine	Relies on regular and plentiful wind	Stand-alone aspect protects against irregularities in the grid. No moving parts. Can be monitored remotely
Off grid capability	Very limited	Very limited	Very limited	Very suitable	Feasible but not necessarily economic	Very suitable
Fuel flexibility	No	No	No	No	No	Yes
Scalability	Feasible but costly (large scale)	Feasible but costly (large scale)	Feasible but costly (large scale)	Yes – modular	Yes – modular	Yes – modular / stackable
Demand responsiveness	Good	Good	Good	Poor	Poor	Good
Integrates with other power generators	Through the grid	Through the grid	Through the grid	Yes	Yes	Yes –especially with solar

Our marketing and sales strategy

GEI’s business development, marketing and sales strategy is to actively pursue several channels:

•	Large scale power generating facilities based on major natural gas fields that can be readily linked to the grid. These opportunities will be rare and will have long lead times.

For example, in May 2013 we negotiated a Memorandum of Understanding  (“MOU”) for a 20 acre site in a natural gas field in Western Pennsylvania on which we intend to build a 100 MW fuel cell power plant. We intend to sell power through local power supply companies.

•
25kW fuel cell power systems for commercial real estate and small businesses such as restaurants, apartment buildings, large homes, and industrial businesses. These applications are particularly well suited to locations not served by a major electrical grid. Conventional selling methods will be used with this channel.

For example, GEI is developing relationships with a large Kentucky Fried Chicken (“KFC”) franchisee for deployment at their restaurants within the continental US, Hawaii, and the Virgin Islands.

•
Final assembly of units in various parts of the world in partnership with international manufacturers, allowing for the retention of key intellectual property within GEI while outsourcing the lower value adding manufacturing processes. Selling the final products will be done in collaboration with the joint venture partners.

For example, in partnership with Indian investors we intend to form GEI INDIA to provide a large final assembly hub for the distribution of the GEI 5kW fuel cell technology throughout India. GEI INDIA expects to receive local investments of $5 million, will purchase the fuel cell power system from GEI USA, and GEI USA will obtain an equity interest in GEI INDIA.

•
Partnering with economic development agencies to promote GEI’s technology with pilot projects on a semi-permanent basis, allowing for broad promotion (trade shows, direct demo’s) within markets considered ripe for acceptance of the technology

For example in March 2013 we signed an agreement with the Italian Association for Economic Development (Aisvec) to provide a mobile natural gas 25 kW fuel cell power plant that will be used as a demonstration unit available for review by as many as 2,000 small and medium sized municipalities as well as provincial and regional governments.

GEI’s Planned Manufacturing Operations

GEI’s core technology will be manufactured at our home base in Flint, Michigan.  We also plan to acquire or lease a larger manufacturing facility in the United States.  Final assembly is intended to be done in various parts of the world in partnership with local manufacturers.

Our Business Model

We intend to generate revenues and profits from one or more of the following sources:

•
Power generation: Power purchase agreements with regional power distributors purchasing from GEI’s natural gas field based large scale fuel cell installations. In such cases the significant capital costs would be amortized over the estimated life of the project which would be funded with a mix of equity and debt. It is estimated that once the debts have been retired there would be residual cash flows available for distribution to shareholders. Given the scale of these operations it is likely that they would be joint ventured with large-scale power generator corporations. Alternatively GEI may simply sell sufficient units to the power generating corporations;

•
Sales of fuel cell systems:  Gross margins on fuel cell systems installed stand-alone or paired with solar / wind / geo-thermal installations in shopping complexes, apartments, mining sites, land and marine vessels and the like. The principal return on investment for purchasers of such systems would be derived from the comparatively low energy cost offered by GEI’s fuel cell systems. GEI would thus enjoy an opportunity for strong cash flows on relatively low operational cost of sales;

•
Licensing or joint venture agreements:  Shared profits and/or licensing fees from joint ventures with regional and foreign joint venture partners operating large assembly plants. The joint venture partners that GEI will select would largely operate in regions of the world with low operating costs. Profits derived from this stream would be similar to those referred to above but could have a lower cost base, together with operators experienced selling in their own markets;

•	Maintenance contracts on installed GEI fuel cells;
•	Technical support fees from licensees; and
•	Technology transfer fees from Original Equipment Manufacturers

Patents, Trademarks and Copyrights

We hold an exclusive license to one United States patent owned by Dr. Berry, and we hold directly right to two pending patent applications.  These patent rights concern our Configurable Input High-Power DC-DC Converter (US: 7,843,185) (power management), our fuel cell bipolar plate for optimal uniform delivery of reactant gases and efficient water removal (patent pending) (thermal systems management), and our stack design and assembly of high temperature PEM fuel cells (patent pending).  While there is no assurance that the pending patents will be issued or that additional patents will be granted, we intend to continue to apply for patent protection covering key portions of the technology used in our fuel cell products.

We presently own the U.S. trademarks to the name GEI Global Energy Innovations.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Three Months Ended

The Company did not generate any revenues for the three months ended September 30, 2013 and 2012.

Selling, general and administrative expenses increased to $154,675 from $1,175 for the three months ended September 30, 2013 and 2012, respectively. The increase in our selling, general and administrative expenses are related to the salaries of management of $75,854 and business development of $39,998, professional fees of $5,001, for the three months ended September 30, 2013, all of which were $nil for the three months ended September 30, 2012. Rent of $15,225 and office expense of $18,597 were incurred in the three months ended September 30, 2013 compared to $1,174 total rent and office expenses incurred in the three months ended September 30, 2012.

Interest expense decreased to $15,393 from $19,706 for the three months ended September 30, 2013 and 2012, respectively. The decrease is considered insignificant.

Depreciation expense increased to $4,150 from $383 for the three months ended September 30, 2013 and 2012, respectively. Our depreciation expense increased as a result of the increase in our leasehold improvements and demonstration asset.

Nine months Ended

The Company did not generate any revenues for the nine months ended September 30, 2013 and 2012.

Selling, general and administrative expenses increased to $308,316 from $5,172 for the nine months ended September 30, 2013 and 2012, respectively. The increase in our selling, general and administrative expenses are related to the salaries of management of $79,629 (September 30, 2012: $nil) and business development of $136,251 (September 30, 2012: $1,150), professional fees of $27,622 (September 30, 2012: $500), rent of $30,225 (September 30, 2012: $1,862) and office expense of $34,589 (September 30, 2012: $1,658) in the nine months ended September 30, 2013.

Interest expense decreased to $49,439 from $59,117 for the nine months ended September 30, 2013 and 2012, respectively. Our interest expense decreased as a result of repayment of certain interest bearing amounts.

Depreciation expense increased to $6,721 from $1,148 for the nine months ended September 30, 2013 and 2012, respectively. Our depreciation expense increased as a result of the increase in our leasehold improvements and demonstration asset.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at September 30, 2013 of $2,101,172 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) operating activities were ($351,835) and ($64,289) for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash used in operations was primarily attributable to the increase of general and administrative expenses in 2013 as compared to the 2012 period.

Cash flows from investing activities. Our cash (used in) investing activities were ($166,967) and ($0.00) for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash used in investing activities was the purchase of equipment for our demonstration asset and lease hold improvements in our warehouse.

Cash flows from financing activities. Cash by provided by financing activities was $533,626 and $39,411 for the nine months ended September 30, 2013 and 2012, respectively. We received cash from advances of $664,500 nine months ended September 30, 2013. During the nine months ended September 30, 2013, received $2,500 and repaid $97,945 from our CEO.  We repaid our loan to the City of Flint Michigan and accrued interest of $35,429 for the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective since the Company has been ineffective in filing timely.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of September 30, 2013. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.
The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings its quarterly reports for September 30, 2013.

b.
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There is no segregation of duties as our CEO is also our CFO.

c.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended October 31, 2012 during our nine months ended September 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Nine Months Ended September 30, 2013

Stock Issued for Cash

During the nine months ended September 30, 2013, the Company cancelled 57,000 shares of common stock as follows:

Date	Number of Shares Post-Split
July 24, 2013	7,000
August 19, 2013	50,000
Total	57,000

Stock Issued in Connection with the Conversion of Debt

During the nine months ended September 30, 2013, the Company issued 600,000 (3,000 post-split) shares of common stock valued at $177,061 for the conversion of the principal and accrued interest of debt held by 6 convertible debt holders.  The Conversion was based on the market price on the date of grant.  The fair values of the shares issued for the conversion of debt was recorded as a reduction in convertible notes payable and accrued interest for the nine months ended September 30, 2013.

Date	Number of Shares	Fair Value
July 31, 2013	600,001 (3,000 post-split)	$177,061
Total	600,001( 3,000 post-split)	$177,061

Stock Issued for Reverse Merger Acquisition

In August 6, 2013, the Company issued 15,000,000 (75,000 post split) common stock of the Company.  The Company also issued 2,500 super majority preferred shares of the Company.

Period from October 1, 2013 through April 3, 2014

On November 4, 2013 the Company issued 2,762 of its common stock for proceeds of $67,500.

On November 12, 2013 the Company issued 750 of its common stock for consulting services.

On December 15, 2013 the Company issued 5,000 of its common stock for conversion of debt and accrued interest of $41,700.

On December 12, 2013, the Company completed a 200 for 1 share consolidation (see Note 2).

On January 1, 2014 the Company issued 230,000 of its common stock for conversion of debt and accrued interest of $35,000.

On January 1, 2014 the Company issued 1,700,000 of its common stock for partial conversion of debt of $50,000.

On January 1, 2014 the Company issued 42,757,999 of its common stock for management, consulting and marketing services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine months period ended September 30, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.        EXHIBITS.

The following documents are included herein:

3.1	Articles of Incorporation
10.1	Share Purchase Agreement, dated as of August 6, 2013 among K. Joel Berry, Suja Minerals, Corp. and Global Energy Innovations, Inc. (2)
14	Code of Ethics(1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(1)

(1)	Incorporated herein
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 21, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of September, 2013.

GEI GLOBAL ENERGY CORP

	BY:	K. Joel Berry

Date: April 8, 2014		/s/ K. Joel Berry
Chief Executive Officer, President

Date: April 8, 2014		/s/ K. Joel Berry
Chief Financial Officer