Form 10-K
period 2013-12-31
GEI GLOBAL ENERGY CORP.
filed 2014-05-08
CIK 1492850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  333-171572

GEI Global Energy Corp.
(Name of small business issuer as specified in its charter)

(Formerly National Scientific Corporation)

Nevada	27-3429931
State of Incorporation	IRS Employer Identification No.

6060 Covered Wagons Trail
Flint, Michigan 48532
 (Address of principal executive offices)

(810) 610-2816
 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $530,000 as based on the closing price of the stock on April 30, 2013 (the last business day of the Registrant’s prior second fiscal quarter).  The voting stock held by non-affiliates on that date consisted of 2,650,000 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 21, 2014, there were 44,814,969 shares of common stock, par value $0.001, issued and outstanding 2,500 shares of preferred stock, par value $0.001.

Documents Incorporated by Reference: None

GEI Global Energy Corp.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013and 2012

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•      the outcome of regulatory and litigation matters;
•      the assumptions described in this report underlying such forward-looking statements; and
•	Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
o	those described in the context of such forward-looking statements;
o	future service costs;
o	changes in our incentive plans;
o	the markets of our domestic operations;
o	the impact of competitive products and pricing;
o	the political, social and economic climate in which we conduct operations; and
o	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

PART I

ITEM 1.  BUSINESS.

General

Global Energy Innovations, Inc. was incorporated within the State of Michigan in 2007 as a private company, and became a public company listed as GEI Global Energy Corp. (GEIG) August 15, 2013, through a reverse acquisition with the public company SUJA Minerals Corp. incorporated within the State of Nevada.

The financial statements presented in this report are of GEI Global Energy Corporation, a Nevada corporation. When the terms “Global”, the “Company,” “we,” “us” or “our” are used in this document, those terms refer to GEI Global Energy Corp.

Our Company

GEI Global Energy Corp. (OTCQB: GEIG) designs, develops and manufactures fuel cell systems. The Company, formerly Suja Minerals Corporations is located in Flint, Michigan. GEI’s primary product offering is the X5 Smart Adaptable Fuel Cell Auxiliary Power Unit (GEI X5). The Auxiliary Power Unit (APU) can be sized to meet the power requirements for a number of applications. The GEI X5 fuel cell power system incorporates a high temperature polymer exchange membrane (PEM) fuel cell and a high density energy storage system.

GEI technology allows the cell to run on a variety of fuel types such as solar energy, natural gas, ethanol, propane and biofuels. Fuel cells require a constant source of fuel.  The GEI X5’s ability to convert multiple fuel sources to energy and combine with other type of power generating units such as Solar and Wind allows the technology to benefits from existing fuel infrastructure. This ensures the GEI X5 remains cost competitive in the United States where natural gas is abundant. The Company intends to build fuel cells ranging from 2kW – 100 kW. Since the GEI X5 is scalable and stackable, the Company can build multi megawatt fuel cell power plants.

Compared to fuel cell products manufactured by other companies that provide either back up power or power to a single application, the GEI fuel cell system is capable of providing primary power for homes and buildings. The GEI X5 battery or energy storage system provides smooth operations with instant start capability and responds to instant power demands. The Company intends to provide a single, robust and scalable technology that is adequate for multiple platforms and provides 7 economies of scale in design and manufacturing.

With a multitude of applications and income generation possibilities, patent protection was and is a priority.   Currently GEIG holds an exclusive license on one existing patent two pending patents held directly by Dr. Berry. The US: 7,843,185 Patent relates to Configurable Input High-Power DC-DC Converter (power management) and the two pending patents relate to its fuel cell bipolar plate for optimal uniform delivery of reactant gases and efficient water removal (thermal systems management).  This includes its stack design and assembly of high temperature PEM fuel cells. An accumulation of patents and proprietary rights on related technologies will give GEIG a strong, competitive advantage over its competitors. The Company also owns the trademark – “Global Energy Innovation” Currently, the Company leases 2,500 sq.ft of office/ warehousing facilities in Flint, Michigan. It has a plan to acquire or lease an approximately 70,000 sq.ft building which will function as the United States assembly plant. For other regions, the Company will assemble units in partnership with local manufacturers.

GEIG’s fuel cell technology can combine with renewable energy sources such as wind, solar and bio fuels. It has the potential for rural electrification in the US as well as for developing countries. This economical source of power is capable of providing electricity to 2.1 billion people in the world.

Fuel cell technology has a potential for rural electrification both in the U.S. and for developing countries. This technology would allow the use of renewable energy around the clock regardless of location. This opportunity is capable of electrifying 2.1 billion people without electricity. GEIG expects to be fully operational in 2014. The Company intends to become the largest fuel cell auxiliary power provider with revenues of $50+ million in 5 years. The Company has put in place the ‘Blue Ocean’ strategy to build scalable and customer centric fuel cell power systems. The Michigan plant will provide employment.  The Company plans to build strategic partnerships to provide an end – to – end power solution.

Item 1.  Description of Business

GEI GLOBAL ENERGY CORP.

GEI Global Energy Corp. (OTCQB: GEIG) designs, develops and manufactures fuel cell systems. The Company, formerly Suja Minerals Corporations is located in Flint, Michigan. GEI’s primary product offering is the X5 Smart Adaptable Fuel Cell Auxiliary Power Unit (GEI X5). The Auxiliary Power Unit (APU) can be sized to meet the power requirements for a number of applications. The GEI X5 fuel cell power system incorporates a high temperature polymer exchange membrane (PEM) fuel cell and a high density energy storage system.

GEI technology allows the cell to run on a variety of fuel types such as solar energy, natural gas, ethanol, propane and biofuels. Fuel cells require a constant source of fuel.  The GEI X5’s ability to convert multiple fuel sources to energy and combine with other type of power generating units such as Solar and Wind allows the technology to benefits from existing fuel infrastructure. This ensures the GEI X5 remains cost competitive in the United States where natural gas is abundant. The Company intends to build fuel cells ranging from 2kW – 100 kW. Since the GEI X5 is scalable and stackable, the Company can build multi megawatt fuel cell power plants.

Compared to fuel cell products manufactured by other companies that provide either back up power or power to a single application, the GEI fuel cell system is capable of providing primary power for homes and buildings. The GEI X5 battery or energy storage system provides smooth operations with instant start capability and responds to instant power demands. The Company intends to provide a single, robust and scalable technology that is adequate for multiple platforms and provides 7 economies of scale in design and manufacturing.

With a multitude of applications and income generation possibilities, patent protection was and is a priority.   Currently GEIG holds an exclusive license on one patent held by Dr. Berry and hold two pending patents held directly. The US: 7,843,185 Patent relates to Configurable Input High-Power DC-DC Converter (power management) and the two pending patents relate to its fuel cell bipolar plate for optimal uniform delivery of reactant gases and efficient water removal (thermal systems management).  This includes its stack design and assembly of high temperature PEM fuel cells. An accumulation of patents and proprietary rights on related technologies will give GEIG a strong, competitive advantage over its competitors. The Company also owns the trademark – “Global Energy Innovation” Currently, the Company leases 2,500 sq.ft of office/ warehousing facilities in Flint, Michigan. It has a plan to acquire or lease an approximately 70,000 sq.ft building which will function as the United States assembly plant. For other regions, the Company will assemble units in partnership with local manufacturers.

GEIG’s fuel cell technology can combine with renewable energy sources such as wind, solar and bio fuels. It has the potential for rural electrification in the US as well as for developing countries. This economical source of power is capable of providing electricity to 2.1 billion people in the world.

Fuel cell technology has a potential for rural electrification both in the U.S. and for developing countries. This technology would allow the use of renewable energy around the clock regardless of location. This opportunity is capable of electrifying 2.1 billion people without electricity. GEIG expects to be fully operational in 2014. The Company intends to become the largest fuel cell auxiliary power provider with revenues of $50+ million in 5 years. The Company has put in place the ‘Blue Ocean’ strategy to build scalable and customer centric fuel cell power systems. The Michigan plant will provide employment.  The Company plans to build strategic partnerships to provide an end – to – end power solution.

INDUSTRY BACKGROUND

Renewable Energy

The energy sector has faced two major issues in recent times. The first is the low supply of electricity at affordable prices.  The second is the negative effect caused by current methods of electricity generation across the world. The rise in energy prices has been a major cause for worldwide concern, especially in less developed nations such as Pakistan. In May 2012, electricity generation in Pakistan was 8,200 megawatts (“mW”) while demand was 16,400 mW,1 resulting in many hours during the day during in which electrical service was unavailable. The detrimental effects of using conventional sources of energy production have increased at an alarming rate. Coal, oil, and natural gas-fired electrical plants and nuclear plants – polluting sources – produce around 81% of the world’s electrical energy.  Hydro-electric plants, which are largely non-polluting, only produce around 13%.  All other sources, such as solar and wind production, produce around 3%, combined.

Across the world, the call for using renewable sources of energy for electricity generation has been increasing. However solar energy has to date been an expensive proposition with projections of 21 cents a kWh in 2016 compared to the relatively inexpensive conventional sources of electricity generation. Wind energy has failed in most regions due to unreliable supply.

The electricity generation industry is a multi- trillion dollar industry and as demand is projected to increase, the industry is certain to grow. However, the industry faces substantial wastage in terms of heat generation during production. Approximately 68 % of the fuel spent is wasted as heat and only about 30% energy in the fuel reaches the consumer after transmission losses. Hence improving efficiency in production can immediately improve the statistics for this multi-trillion dollar industry.The dynamics of the industry are such that they have led to a concentration of power in a few national energy production companies. Concentration, most of the times, is absolute since there is usually a single major producer in a local area. We believe that the size of the industry and the potential problems it is facing can lead to a more sustainable, cost effective and environmentally friendly alternative.

2 http://www.geo.tv/GeoDetail.aspx?ID=51741

The fuel cell industry will fill the gap for a cost effective and environmentally friendly electricity producer. The industry broke the $1 billion mark in revenues in 2012. In a report published by Markets and Markets, the fuel cell industry is expected to reach $2.5 billion by 2018 aided by the flexibility in size, power and varied applications that a fuel cell can be used.  The fuel industry is affected by three major factors:

1.	Requirement for resilient energy systems
2.	Cost of conventional fuel sources
3.	Government policies

The driver for this growth has been the cost of hydrogen, which is the fuel source in a fuel cell. Hydrogen is growing because it is less expensive and abundant. However, the widespread adoption for fuel cell has not started since most firms are trying to develop a single product that can be the perfect fuel for electricity generation. With the breakthrough by Dr. Berry and his team in developing fuel cell systems that can be used in electricity generation, it is now possible to produce fuel cells at a reasonable cost. We believe this can lead to increase in demand for the Company’s products from sectors that earlier did not consider fuel cells a viable option.

The current industry figures of an approximately $3 trillion energy market and the demand for roughly 50,000 gigawatts of fuel cells means there can be an initial demand for 50 million fuel cells of average capacity of 100kW. At a price of $500,000 per 100kW the retail market is estimated to be $250 trillion. Not only does the retail market dwarf the GDP of all countries, it also provides an insight into the subdued demand of the energy sector.

The current emphasis on electricity generation via conventional sources has resulted in an insecure, inefficient and environmentally detrimental system. GEIG’s fuel cell systems have the potential to drive the market into an entirely new direction. The GEIG system can be economically produced, is scalable and does not tap into an electricity grid. Therefore, it eliminates most of the waste currently associated with electricity generation and distribution. Its ability to combine with other sources of renewable energy such as wind, solar, tidal and bio fuels can contribute massively to improvement of the economic and health conditions of a vast majority of the population.

Fuel Cell Systems

A fuel cell is a device that produces electricity using chemical reactions without any moving parts. Hydrogen forms the source fuel power, but the fuel cell also requires oxygen to produce electricity. Since electricity is created chemically in a fuel cell, fuel cells are not subject to thermodynamic laws that limit a conventional power plant. Hence, fuel cells are efficient in generating electricity at a greater efficiency of over 50% compared to other non-renewable sources of electricity generation such as internal combustion engine generators which have energy efficiency of approximately 10% to 20%.

Fuel cells continue to generate electricity so long as they have a source of fuel. Therefore, the fuel cell requires refueling and not recharging. The chemical by-products of the fuel cell process are almost entirely CO2, water, and a small amount of NO. The waste heat from some cells can also be harnessed, which further improves system efficiency. In comparison, waste heat from conventional electricity generators is rarely used due to the carbon monoxide generated and inconsistent levels of heat produced.

The Fuel Cell Market

There has been significant advancement in the development of fuel cell technology. However there still remain a few critical barriers to mass market commercialization. The barriers include:

•	Lack of hydrogen infrastructure for fuel storage and distribution
•	Significantly high cost of ownership for fuel cell membranes due to use of precious metals
•	Diseconomies of scale for manufacturers in both membrane and component cost
•	Overall manufacturing cost due to lack of large volume applications
•	Lack of a single, robust fuel cell power systems that can cater to varied user requirements

While commercialization of fuel cell systems is not yet a complete success, its potential benefits to the energy industry and users at large cannot be ignored.

The Addressable Fuel Cell Market

While the high cost of components and diseconomies of scale will continue until the time there is wide acceptance of fuel cells as a primary source of energy, GEIG with its X5 Smart Adaptable Fuel Cell Auxiliary Power Unit (the “GEI X5”) solves 2 crucial commercialization barriers. The GEI X5 provides for a fuel storage system as well as a fuel cell power system that can cater to varied user requirements. The GEI X5 uses a high temperature polymer electrolyte membrane (PEM) fuel cell and a high-energy density Nickel Metal Hydride (NiMH) battery. A typical fuel cell system has high energy density but lacks the peak power and load carrying capacities of a typical battery. The X5 hybrid system combines the qualities of both.

The GEI X5 is easily scalable and can be custom sized to meet the requirements of any application. The battery in the X5 caters to instant power demands and enables smooth operations. During low power demand periods, the fuel cell charges the battery. Without a battery, a fuel cell system would be unable to satisfy different load demands and require different control strategies. The GEI X5 hybrid system, by combining the battery to the fuel cell, provides a simple and reliable control system.

The GEI High Temperature PEM (HTPEM) provides solution to the problem of fuel storage. The HTPEM technology operates between temperatures of 160-180 degrees Celsius and extracts hydrogen from available infrastructure such as propane, natural gas, bio fuels, ethanol, methane, methanol and synthetic fuels. This ensures that the X5 fuel cell system is not limited by hydrogen availability. The HTPEM offers a multitude of advantages to the users.

PRINCIPAL PRODUCT

GEI X5 Smart Adaptable Fuel Cell Auxiliary Power Unit

GEI’s primary product offering is the X5 Smart Adaptable Fuel Cell Auxiliary Power Unit (GEI X5). The Auxiliary Power Unit (APU) can be sized to meet the power requirements for a number of applications. The GEI X5 fuel cell power system incorporates a high temperature polymer exchange membrane (PEM) fuel cell and a high density energy storage system.

GEI technology allows the cell to run on a variety of fuel types such as solar energy, natural gas, ethanol, propane and biofuels. Fuel cells require a constant source of fuel.  The GEI X5’s ability to convert multiple fuel sources to energy and combine with other type of power generating units such as Solar and Wind allows the technology to benefits from existing fuel infrastructure. This ensures the GEI X5 remains cost competitive in the United States where natural gas is abundant. The Company intends to build fuel cells ranging from 2kW – 100 kW. Since the GEI X5 is scalable and stackable, the Company can build multi megawatt fuel cell power plants.

Compared to fuel cell products manufactured by other companies that provide either back up power or power to a single application, the GEI fuel cell system is capable of providing primary power for homes and buildings. The GEI X5 battery or energy storage system provides smooth operations with instant start capability and responds to instant power demands. The Company intends to provide a single, robust and scalable technology that is adequate for multiple platforms and provides 7 economies of scale in design and manufacturing.

With a multitude of applications and income generation possibilities, patent protection was and is a priority.   Currently GEIG holds an exclusive license on one patent held by Dr. Berry and hold two pending patents held directly. The US: 7,843,185 Patent relates to Configurable Input High-Power DC-DC Converter  (power management) and the two pending patents relate to its fuel cell bipolar plate for optimal uniform delivery of reactant gases and efficient water removal  (thermal systems management).  This includes its stack design and assembly of high temperature PEM fuel cells. An accumulation of patents and proprietary rights on related technologies will give GEIG a strong, competitive advantage over its competitors. The Company also owns the trademark – “Global Energy Innovation” Currently, the Company leases 2,500 sq.ft of office/ warehousing facilities in Flint, Michigan. It has a plan to acquire or lease an approximately 70,000 sq.ft building which will function as the United States assembly plant. For other regions, the Company will assemble units in partnership with local manufacturers.

GEIG’s fuel cell technology can combine with renewable energy sources such as wind, solar and bio fuels. It has the potential for rural electrification in the US as well as for developing countries. This economical source of power is capable of providing electricity to 2.1 billion people in the world.

Fuel cell technology has a potential for rural electrification both in the U.S. and for developing countries. This technology would allow the use of renewable energy around the clock regardless of location. This opportunity is capable of electrifying 2.1 billion people without electricity. GEIG expects to be fully operational in 2014. The Company intends to become the largest fuel cell auxiliary power provider with revenues of $50+ million in 5 years. The Company has put in place the ‘Blue Ocean’ strategy to build scalable and customer centric fuel cell power systems. The Michigan plant will provide employment.  The Company plans to build strategic partnerships to provide an end – to – end power solution

COMPETITION AND COMPETITIVE ADVANTAGE

GEI X5 has a strategic advantage in terms of systems integration and a robust design methodology. The design methodology has improved overall product quality. The X5 has a significant advantage over other fuel cell systems through the use of HTPEM fuel cell stacks which increase power density by 25% due to more efficient flow distribution and thermal management. This also results in a higher tolerance for impurities such as CO and sulfur in the fuel source while providing the capability to use logistically inexpensive fuels such as low sulfur diesel, propane, methanol, ethanol, and bio-diesel fuels.

Due to the varied application of the GEI fuel cell systems, the Company faces competition from a number of companies. However, many of them do not currently pose a significant threat due to the technological advantage the Company has over them.

Plug Power Systems: Low temperature fuel cell operate on pure hydrogen designed for fork lift trucks. They are not a direct competitor to GEI due to its limited market segment, its low temperature technology and limited scope for expansion.

Clear Edge Power: California based high temperature 5kW fuel cells operating on natural gas and focused on residential customers.  Applications are limited by its inability to meet power demand spikes created by every day household appliances. GEI possesses competitive advantages due to greater perceived system flexibility.

Nordic Power Systems: European based high temperature 1kW fuel cells operating on low sulfur diesel fuel. Nordic has lower operating efficiencies and low volume production compared to GEIG.

UltraCell Power: Portable high temperature 25kW fuel cells operating on reformed methanol.   UltraCell Power target market and large cell size is a significant barrier.

Bloom Energy: We believe Bloom could be a serious competitor in the large stationary and base load stationary markets.  However GEIG fuel cell systems operate at a much lower temperature compared to Bloom’s core fuel cell which operate at 800C and are less responsive to spike in operating loads. Further their current manufacturing process is expensive.

SOURCES AND AVAILABILITY OF PRODUCTS

Products are readily available from the vendors evaluated to accommodate short term objectives. Equipment production can be increased with relatively short notice. The product supply chain is well established with at least two suppliers for each core component. GEI Global has also established an international supply chain partner via Hong Kong and formed a JV partnership denoted as GEI ASIA.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

GEI Global Energy Corp. is not dependent on one or a few major customers.

PATENTS AND TRADEMARKS

GEI currently holds the U.S. copyright for the company name “GEI Global Energy Innovations”.

Currently GEIG holds an exclusive license on one patent held by Dr. Berry and holds two pending patents held directly. The US: 7,843,185 Patent relates to Configurable Input High-Power DC-DC Converter  (power management) and the two pending patents relate to its fuel cell bipolar plate for optimal uniform delivery of reactant gases and efficient water removal  (thermal systems management).  This includes its stack design and assembly of high temperature PEM fuel cells. An accumulation of patents and proprietary rights on related technologies will give GEIG a strong, competitive advantage over its competitors.

NEED FOR ANY GOVERNMENT APPROVAL OR PRINCIPAL PRODUCTS

It will be required to obtain UL and EC certifications for commercialization for U.S. and European markets.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws.  We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

ENVIRONMENTAL LAWS

Our operations are not subject to environmental laws and regulations.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

GEI Global Energy Corp. currently has three (3) full-time employees.

ORGANIZATION WITHIN THE LAST FIVE YEARS

GEI Global Energy Corp. has not formed any new organizations within the last 5 years

Personnel

GEI Global Energy Corp. currently has three (3) full-time employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. As indicated previously, forward-looking statements are often identified by words, “will”, “may”, “should”, “continue”, “anticipate”, “believe”, “expect”, “plan”, “forecast”, “project”, “estimate”, “intend” and words of similar nature. Forward-looking statements generally include statements containing:

●	projections about accounting and finances;
●	plans and objectives for the future;
●	projections or estimates about assumptions relating to our performance; or
●	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view those statements with caution. Those statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments.

ITEM 2.  RISK FACTORS

Investment in the securities offered hereby involves certain risks and is suitable only for investors of substantial financial means. Prospective investors should carefully consider the following risk factors in addition to the other information contained in this prospectus, before making an investment decision concerning the common stock.

RISKS ASSOCIATED WITH OUR COMPANY

Damage to Brand Name

Since fuel cell is relatively nascent and every new improvement is viewed with a certain amount of doubt, any fault in the working of the GEIG fuel cell power system could damage the Company’s brand name.

Unauthorized Use of Intellectual Property

The GEIG fuel cell system is a potential game changer in the energy industry. Likely competitors may very well duplicate the workings of the GEI X5 fuel cell technology.

High Capital Requirements

Significant capital will be required to build large scale production facilities once contracts with government and private parties are finalized.

Lack of Profitable Operating History

The Company does not have a history of profitable operation. There is no assurance that the Company will ever be profitable. The Company’s ability to achieve profitability will depend upon a number of factors, including, but not limited to, whether the Company:

●	has funds available for working capital, project development and sales and marketing efforts;
●	has funds for the continuous upgrading of its production operations and facilities;
●	achieves the projected sales revenues;
●	controls the Company’s operating expenses;
●	continues to attract new business;
●	withstands competition in the Company’s marketplace.

Competition

The Company’s competitors are rapidly changing and may be well capitalized and financially stronger than GEI Global Energy Corp..  Our competitors could reproduce the company’s business model without significant barriers to entry.

The Company’s activities may require additional financing, which may not be obtainable.

The Company had limited cash deposits. Based on the Company’s expectations as to future performance, the Company considers these resources and existing and anticipated credit facilities, to be adequate to meet the Company’s anticipated cash and working capital needs at least through December 31, 2014. The Company, however, expects to be able to raise capital to fund the Company’s operations, current and future acquisitions and investment in new program development. The Company may also need to raise additional capital to fund expansion of the Company’s business by way of one or more strategic acquisitions. Unless the Company’s results improve significantly, it is doubtful that the Company will be able to obtain additional capital for any purpose if and when the Company needs it.

The Company depends heavily on the Company’s senior management who may be difficult to replace.

The Company believes that the Company’s future success depends to a significant degree on the skills, experience and efforts of its Chairman, CEO and other key executives. Any of these executives would be difficult to replace. While all of them have incentives to remain with the Company such as stock equity and are not bound by employment contracts, there is no assurance that either of them will not elect to terminate their services to us at any time.

Increasing the Company’s business depends on the Company’s ability to increase demand for the Company’s products and services.

While the Company believes that there is a market for its planned increase in the Company’s products and services, there is no guarantee that the Company will be successful in its choice of product or technology or that consumer demand will increase as the Company anticipates.

The Company’s ability to operate and compete effectively requires that the Company hires and retains skilled marketing and technical personnel, who have been in short supply from time to time and may be unavailable to us when the Company needs them.

The Company’s business requires us to be able to continuously attract, train, motivate and retain highly skilled employees, particularly marketing and other senior management personnel. The Company’s failure to attract and retain the highly trained personnel who are integral to the Company’s sales, development and distribution processes may limit the rate at which the Company can generate sales. The Company’s inability to attract and retain the individuals the Company needs could adversely impact the Company’s business and the Company’s ability to achieve profitability. The company intends to mitigate this risk by purchasing business interrupting insurance.

The Company may suffer from a business interruption and continuity of its ongoing operations might be affected.

The Company’s ability to implement its business plans may be adversely affected by any business interruption that will affect the continuity of its operations. While the Company may take reasonable steps to protect itself, there could be interruptions from computer viruses, server attacks, network or production failures and other potential interruptions that would be beyond the Company’s reasonable control. There can be no assurance that the Company’s efforts will prevent all such interruptions. Any of the foregoing events may result in an interruption of services and a breach of the Company’s obligations to its clients and customers or otherwise have a material adverse effect on the business of the Company.

Macro-economic factors may impede business, access to finance or may increase the cost of finance or other operational costs of the Company.

Changes in the United States and global financial and equity markets, including market disruptions, interest rate fluctuations, or inflation changes, may make it more difficult for the Company to obtain financing for its operations or investments or increase the cost of obtaining financing.  In the event that the Company is delayed in attaining its projections, borrowing costs can be affected by short and long-term debt ratings assigned by independent ratings agencies which are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. Decrease in these ratios or debt ratings would increase the Company’s cost of borrowings and make it more difficult to obtain financing.

There is a limitation on the officers and directors liability.

The articles of the Company limit the personal liability of directors and officers for breach of fiduciary duty and the Company provides an indemnity for expenses and liabilities to any person who is threatened or made a party to any legal action by reason of the fact that the person is or was a director or officer of the Company unless the action of proven to that the person was liable to be negligent or misconduct in the performance of their duty to the Company.

The loss of our key officers or directors may raise substantial doubt as to the continued viability of the Company.

GEI Global Energy Corp.’s operations depend on the technical efforts of key officers and directors and the loss of their services may subsequently harm the company.

Because of our new business model, we have not proven our ability to generate profit, and any investment in GEI Global Energy Corp. is risky.

We have very little meaningful operating history so it will be difficult for you to evaluate an investment in our stock.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  We cannot assure that we will ever be profitable.  Since we have not proven the essential elements of profitable operations, you will be furnishing venture capital to us and will bear the risk of complete loss of your investment in the event we are not successful.

We may be unsuccessful in monitoring new trends.

Our net revenue might decrease with time. Consequently, our future success depends on our ability to identify and monitor trends and the development of new markets. To establish market acceptance of a new technologies, we will dedicate significant resources to research and development, production and sales and marketing. We will incur significant costs in developing, commissioning and selling new products, which often significantly precedes meaningful revenues from its sale. Consequently, new business can require significant time and investment to achieve profitability. Prospective investors should note, however, that there can be no assurance that our efforts to introduce new products or other services will be successful or profitable.

We may face distribution and product risks.

Our future financial results depend in large part on our ability to develop relationships with our customers. Any disruption in our relationships with our future customers could adversely affect our financial performance.

We may face claims of infringement on intellectual property rights.

Other parties may assert claims of ownership or infringement or assert a right to payment with respect to the exploitation of certain intellectual properties against us. In many cases, the rights owned or being acquired by us are limited in scope, do not extend to exploitation in all present or future uses or in perpetuity. We cannot assure you that we will prevail in any of these claims. In addition, our ability to demonstrate, maintain or enforce these rights may be difficult. The inability to demonstrate or difficulty in demonstrating our ownership or license rights in these technologies may adversely affect our ability to generate revenue from or use of these intellectual property rights.

If our operating costs exceed our estimates, it may impact our ability to continue operations.

We believe we have accurately estimated our needs for the next 18 months. It is possible that we may need to purchase additional equipment, hire additional personnel, and further develop new business ventures, or that our operating costs will be higher than estimated.  If this happens, it may impact our ability to generate revenue and we would need to seek additional funding.  We intend to establish our initial client base via existing relationships that our directors and officers have established in past business relationships.  Should these relationships not generate the anticipated volume of business, any unanticipated costs would diminish our working capital.

Competitors with more resources may force us out of business.

Competition in our sectors of business come from a variety of factors, including quality, timely commissioning of new projects, product positioning, pricing and brand name recognition.  The principal competitors for our business may do this better than we can. Each of these competitors has substantially greater financial resources than we do. New technologies may also present substantial competition. We may be unsuccessful in competing with these competitors, which may materially harm our business.

GEI Global Energy Corp. may not be able to attain profitability without additional funding, which may be unavailable.

GEI Global Energy Corp. has limited capital resources. Unless GEI Global Energy Corp. begins to generate sufficient revenues to finance operations as a going concern, GEI Global Energy Corp. may experience liquidity and solvency problems. Such liquidity and solvency problems may force GEI Global Energy Corp. to cease operations if additional financing is not available.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors such as:

•	Variations in our operating results and market conditions specific to Fuel Cell Industry companies;
•	Announcements of innovations or new products or services by us or our competitors;
•	Operating and market price performance of other companies that investors deem comparable;
•	Changes in our board or management;
•	Sales or purchases of our common stock by insiders;
•	Commencement of, or involvement in, litigation;

In addition, if the market for stocks in our industry or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the Over the Counter Bulletin Board and/or we may be forced to discontinue operations.

Our common stock is listed for trading on the OTCQB. We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue trading on the OTCQB and/or continue as a going concern. Our ability to continue trading on the OTCQB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCQB and/or we may be forced to discontinue operations.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder approval and could delay, deter, or prevent a change in control of our company.

Principal stockholders hold a considerable percentage of stock and have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We are authorized to issue up to 800,000,000 shares of common stock, of which there are currently 47,614,969 shares issued and outstanding.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized the issuance of up to 10,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

The forward looking statements contained in this Prospectus report may prove incorrect.

This Prospectus contains certain forward-looking statements, including among others: (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding distribution; and (iii) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the biotechnology industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Prospectus will, in fact, transpire.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

ITEM 2.  PROPERTIES

GEI Global Energy Corp leases 3,000 sq. ft. of space in Flint, Michigan and serves as office, testing, and final assembly. Lease rates are $5,080 per month.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Global’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “GEIG.”

At December 31, 2013, there were 126,970 shares of common stock of Global outstanding and there were in excess of 49 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Global’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2013

First Quarter (January – March 2012)	$0.00	$0.00
Second Quarter (April - June 2012)	$30.00	$30.00
Third Quarter (July – September 2012)	$112.00	$112.00
Fourth Quarter (October – December 2012)	$46.00	$46.00

Fiscal Year 2012
First Quarter (January – March 2012)
Second Quarter (April - June 2012)	$0.00	$0.00
Third Quarter (July – September 2012)	$0.00	$0.00
Fourth Quarter (October - December 2012)	$0.00	$0.00

On April 21, 2014, the closing bid price of our common stock was $0.34.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2013. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our transfer agent will be: VSTOCK TRANSFER, 77 Spruce Street Suite 200, Cedarhurst, New York 11516.

Recent sales of Unregistered Securities

Fiscal Year Ending December 31, 2014

On January 1, 2014 the Company issued 230,000 of its common stock for conversion of debt and accrued interest of $35,000.

On January 1, 2014 the Company issued 1,700,000 of its common stock for partial conversion of debt of $50,000.

On January 1, 2014 the Company issued 45,557,999 of its common stock for management, consulting and marketing services.

Fiscal Year Ended December 31, 2013

On December 18, 2013 the Company approved a 1 for 200 reverse stock split.

Stock Issued for Services

On November 12, 2013 the Company issued 875 of its common stock for consulting services with an estimated fair value of $21,350 per share and recorded an expense of $21,350.

Stock Issued for Cash

On November 4, 2013 the Company issued 2,762 of its common stock for $67,500. The shares issued are non-dilutable, up to 5% of the issued and outstanding capital stock of the Company. Should these shares be sold or transferred, this provision will cease to be in effect. At December 31, 2013, there are 2,022 shares of common stock issuable for the non-dilution provision.

Stock Cancelled

During the year ended December 31, 2013, the Company cancelled 57,000 shares of common stock as follows:

Date	Number of Shares
July 24, 2013	7,000
August 19, 2013	50,000
Total	57,000

Stock Issued in Connection with the Conversion of Debt

During the year ended December 31, 2013, the Company issued 3,000 shares of common stock  valued at $177,662 for the conversion of the principal and accrued interest of debt held by six (6) convertible debt holders.    The Company also issued 5,000 shares of common stock valued at $32,700 for the conversion of the principal and accrued interest of debt held by one (1) convertible debt holders.  The conversion price was agreed to by the transacting parties.    The fair values of the shares of common stock issued for the conversion of debt was recorded as a reduction in convertible notes payable and accrued interest for the year ended December 31, 2013.

Date	Number of Shares	Fair Value
July 31, 2013	3,000	$177,662
December 4, 2013	5,000	$32,700
Total	8,000	$210,362

Stock Issued for Reverse Merger Acquisition

On August 15, 2013, the Company issued 75,000 shares of common stock of the Company. The Company also issued 2,500 super voting preferred shares of the Company (see Note 11).

Stock Issuable for Services

At December 31, 2013, the Company had 11,872,817 shares issuable to consultant, officers and directors services performed during the year-ended December 31, 2013, recorded as consulting expenses of $1,448,410.

Fiscal Year Ended December 31, 2012

No shares were issued for the year ended December 31, 2012.

Common Stock

Each share of common stock shall have one (1) vote per share subject to the voting rights of the preferred stock. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of Board of Directors.

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

Series A Convertible Super-Voting Preferred Stock

Our Board of Directors has designated a series of preferred stock entitled Series A Convertible Super-Voting Preferred Stock. Each of these preferred shares has a common stock conversion rate of 1/1000 of the total issued shares of the common stock of the Purchaser at the time of conversion.  Furthermore, these preferred shares will at all times prior to their total conversion have a collective voting right equal to 50% of the total outstanding voting power of the corporation.  As a result of the issuance to Dr. Berry of 2,500 shares of Series A Convertible Super-Voting Preferred Stock and 15,000,000 (75,000 post-split) shares (of a total 23,050,000 (115,250 post-split) issued and outstanding shares as of 9/16/2013) of the Company’s common stock, Dr. Berry has voting control of the Company, with the voting power to elect the Company’s Board of Directors. See “Risk Factors” above.

Warrants and Options

The Company has 297 common stock warrants outstanding as of December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

This is not required for smaller reporting companies and the company has elected to omit this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2013, Compared to Fiscal Year Ended December 31, 2012

The Company did not generate any revenues for the years ended December 31, 2013 and 2012.

Selling, general and administrative expenses increased to $442,469 from $6,348 for the years ended December 31, 2013 and 2012, respectively. The increase in our selling, general and administrative expenses are related to the salaries of management of $103,129 and subcontractors of $98,302, professional fees of $116,028, Rent of $45,450 and Office expense of $63,700 in the year ended December 31, 2013 compared to $6,348 in the year ended December 31, 2012.

Interest expense decreased to $79,433 from $78,822 for the year ended December 31, 2013 and 2012, respectively. Our interest expense decreased as a result of the decrease in outstanding borrowings on our lines of credits from the conversion of our principle debt and accrued interest.

Depreciation expense increased to $9,838 from $1,530 for the year ended December 31, 2013 and 2012, respectively. Our depreciation expense increased as a result of the increase in our leasehold improvements to our warehouse.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at December 31, 2013 of $3,697,339 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) operating activities were ($413,186) and ($23,495) for the years ended December 31, 2013 and 2012, respectively. The increase in cash used in operations was primarily attributable to the increase of general and administrative expenses in 2013 as compared to the 2012 period.

Cash flows from investing activities. Our cash (used in) investing activities were ($219,687) and ($0.00) for the years ended December 31, 2013 and 2012, respectively. The increase in cash used in investing activities was the purchase of equipment for our demonstration asset and lease hold improvements in our warehouse.

Cash flows from financing activities. Cash by provided by financing activities was $638,329 and $9,437 for the years ended December 31, 2013 and 2012, respectively. We received cash from advances of $674,500, proceeds from convertible debt of $30,000, and proceeds from the sale of our common stock of $67,500 for year ended December 31, 2013. During the year ended December 31, 2013, received $12,500 and repaid $110,742 from our CEO.  We repaid our loan to the City of Flint Michigan and accrued interest of $35,429 for the year ended December 31, 2013.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only.  The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs of the Company, and market conditions of the media and broadcasting industry, none of which can be forecast exactly.

The costs associated with operating as a public company are included in our budget.  Management will be responsible for the preparation of the required documents to keep the costs to a minimum.

GEI Global Energy Corp. has already achieved initial milestones associated with design, development and launch of a new product, all of which are familiar to the company and its management team.

These include:

•	Design and prototype of integrated oil base steam reforming technology.
•	Design and prototype of scalable and distributed command and control imbedded microprocessor hardware and software.
•	Design and prototype of efficient fuel cell power system integrated thermal management system.

CRITICAL ACCOUNTING POLICIES

Nature of Business

GEI Global Energy Corp. is a Fuel Cell Company incorporated in the state of Nevada in 2013. The Company was formed to develop to commercialize fuel cell power systems technology developed by Dr. K. J. Berry, GEI Chairman and CEO.

Development Stage Company

The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Stock-Based Compensation

The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option-pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period, which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $1,469,257 and $-0- of compensation expense related to common stock warrants issued for services for the years ended December 31, 2012 and 2011, respectively.

Revenue Recognition

Sales on fixed price contracts are recorded when services are earned, the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not occurred. No sales have yet commenced.

Research and Development Expenses

We anticipate incurring significant research and development expenses in the future as we discover, develop, and bring to market new products and treatments. We do not currently have an estimate of those costs because we do not know the extent or scope of products that we may be able to develop. We have not estimated the amount nor timing of costs, internal or external, that we expect to incur on any of our major research and development projects because we do not have the financial capital necessary to hire consultants and financial analysts necessary to do so. We do intend, in the future at a time when we are more comfortably capitalized, to prepare thorough estimates. There are significant risks associated with developing projects on schedule and within budget, including but not limited to capital funding, loss of market share, and unforeseen product liability. To date, we have spent a total of $112,488 developing the patents, consisting of $46,591 of patent application related fees and $78,404 of research and development costs.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

GEI GLOBAL ENERGY CORPORATION

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
GEI Global Energy Corp.
(formerly Suja Minerals, Corp.)

We have audited the accompanying consolidated balance sheets of GEI Global Energy Corp. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GEI Global Energy Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that GEI Global Energy Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, GEI Global Energy Corp. has accumulated losses since inception and has a net working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 6, 2014

GEI GLOBAL ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2013	2012

ASSETS:
Current Assets
Cash	$5,553	$97
Prepaid rent (Note 10)	5,075	-
Total Current Assets	10,628	97

Property and Equipment, net (Note 3)	213,177	3,328

Total Assets	$223,805	$3,425

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities
Accounts payable	$375,951	$313,261
Accrued liabilities	286,867	278,288
Due to related party (Note 4)	249,703	97,945
Advances received (Note 7)	674,500	-
Convertible notes payable (Note 6)	500,000	608,000
Notes payable (Note 5)	-	62,004
Total Current Liabilities	2,087,021	1,359,498

Convertible notes payable (Note 6)	6,843	20,000

Total Liabilities	2,093,864	1,379,498

Going Concern (Note 1)
Commitments (Note 10)
Subsequent Events (Note 13)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
2,500 issued and outstanding as of December 31, 2013	50,000	-
Common stock, $0.001 par value, 800,000,000 shares authorized;
126,970 and 30,000 issued and outstanding as of
December 31, 2013 and 2012 (Note 8)	128	1
Stock issuable	1,451,838
Additional paid in capital	325,314	-
Deficit accumulated during development stage	(3,697,339)	(1,376,074)
Total Stockholders' Deficit	(1,870,059)	(1,376,073)

Total Liabilities and Stockholders' Deficit	$223,805	$3,425

The accompanying notes are an integral part of these audited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

	Years ended December 31,
	2013	2012

REVENUE	$-	$-

OPERATING EXPENSES:
Selling, general, and administrative (Note 9)	442,469	6,348
Depreciation	9,839	1,530
Consulting expense	1,448,410	-
Total operating expenses	1,900,718	7,878

OTHER EXPENSES
Interest expense (Note 5 and 6)	79,433	78,822
Total other expenses	79,433	78,822

NET LOSS	$1,980,151	$86,700
Deemed dividends	3,427	-
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,983,578	$86,700

NET LOSS PER COMMON SHARE:
Basic and diluted	$21.69	$1.16

Weighted average common shares outstanding, basic and diluted	$91,442	$75,000

The accompanying notes are an integral part of these audited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013
(Expressed in U.S. Dollars)

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total

DECEMBER 31, 2011	-	$-	30,000	$1	$-	$-	$(1,289,374)	$(1,289,373)

Net loss	-	-	-	-	-	-	(86,700)	(86,700)

DECEMBER 31, 2012	-	$-	30,000	$1	$-	$-	$(1,376,074)	$(1,376,073)

Reverse merger (Note 11)	2,500	50,000	85,250	115	-	-	(337,687)	(287,572)

Common stock issued for the conversion of debt	-	-	8,000	8	210,354	-	-	210,362

Common stock issued for consulting services	-	-	875	1	21,349	-	-	21,350

Rounding shares upon reverse stock split	-	-	83	-	-	-	-	-

Common stock issued for cash	-	-	2,762	3	67,497	-	-	67,500

Convertible notes	-	-	-	-	26,114	-	-	26,114

Stock issuable for consulting services	-	-	-	-	-	1,448,411	-	1,448,411

Deemed dividend for stock issuable for anti-dilution provision	-	-	-	-	-	3,427	(3,427)	-

Net loss	-	-	-	-	-	-	(1,980,151)	(1,980,151)

DECEMBER 31, 2013	2,500	$50,000	126,970	$128	$325,314	$1,451,838	$(3,697,339)	$(1,870,059)

The accompanying notes are an integral part of these audited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Years ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,980,151)	$(86,700)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,838	1,530
Shares issued for services	21,350	-
Accretion on convertible note	2,957	-
Stock issuable for services	1,448,411	-
Changes in operating assets and liabilities:
Prepaid rent	(5,075)	(8,559)
Accounts payable and accrued liabilities	89,484	70,234
Net cash used in operating activities	(413,186)	(23,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and tenant improvements	(219,687)	-
Net cash used in investing activities	(219,687)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
	-
Proceeds from convertible note	30,000	-
Proceeds from the sale of common stock	67,500	-
Receipt from advances receivable	674,500	-
Advances from related party	12,500	9,437
Repayment to related party	(110,742)	-
Repayment of debt	(35,429)	-
Net cash provided by financing activities	638,329	9,437

INCREASE (DECREASE) IN CASH	5,456	(14,058)
CASH, BEGINNING OF YEAR	97	14,155
CASH, END OF YEAR	$5,553	$97

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$1,994	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Expressed in U.S. Dollars)

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

GEI Global Energy Corp., formerly Suja Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 28, 2010. The Company’s principal business activity is the construction and sale of fuel cell auxiliary electric power generation systems for residential, commercial, military, and industrial electric applications.  These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2013, the Company has a working capital deficiency of $2,076,393 and has accumulated losses of $3,697,339 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Subsequent to year-end the Company has entered into an Investment Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC, in order to establish a possible source of funding up to $10,000,000.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Energy Innovations, Inc. (see Note 11).

On December 12, 2013, the Company completed a 200 for 1 common share consolidation; the share consolidation has been retroactively applied to all common share, weighted average common share, and loss per common share disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013, cash includes cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. Management has assessed the impairment of long-lived assets and noted no impairment.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2013, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model as its method in determining fair value. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the terms of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Property, Plant and Equipment

Property and equipment is depreciated on a straight-line basis over its estimated life:

Furniture & fixtures	5 years
Equipment	5 years
Computer software and hardware	5 years
Leasehold improvements	5 years

At December 31, 2013, the Company had $157,872 in demonstration equipment under construction on which no depreciation is taken.

Revenue Recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Company and the revenue can be reliably measured. Revenues related to fixed-price contracts that provide for development of full-cell generation systems development services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs (cost to cost method). Revenue from the sale of goods is recognized when the significant risks and rewards of ownership have been transferred, which is considered to occur when title passes to the customer. This generally occurs when product is physically transferred onto a vessel, train, conveyor or other delivery mechanisms. Revenue is measured at the fair value of the consideration received or receivable.

Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, advances received, an amount due to a related party, loan payable, convertible note and note payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Management does not believe that the Company is subject to significant interest, currency or credit risk arising from these financial instruments.

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to useful life and recoverability of long-lived assets, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, stock-based compensation and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Concentration of Credit Risk

All of the Company’s cash is  maintained in regional and national financial institutions. The Company has exposure to credit risk to the extent that its cash exceeds amounts covered by the U.S. federal deposit insurance; however, the Company has not experienced any losses in such accounts. In management’s opinion, the capitalization and operating history of the financial institutions are such that the likelihood of material loss is remote.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●           Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●           Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 did not have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this pronouncement did not have a material impact on our results of operations or financial position.

NOTE 3 – PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation $	December 31, 2013 Net Carrying Value $	December 31, 2012 Net Carrying Value $

Computer hardware	4,323	4,323	-	124
Equipment	21,182	21,182	-	3,204
Furniture and fixtures	23,653	2,761	20,892	-
Demonstration equipment	157,872	-	157,872	-
Computer software	392	392	-	-
Leasehold improvements	38,163	3,750	34,413	-
	245,585	32,408	213,177	3,328

As at December 31, 2013, demonstration equipment was under construction and therefore no depreciation has been taken.

During the year ended December 31, 2013 and 2012, the Company recorded no impairment write-downs on the property and equipment.

NOTE 4 – DUE TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

	December 31, 2013	December 31, 2012
Due to the President of the Company	$249,703	$97,945

As at December 31, 2013 the Company owed $249,703 (December 31, 2012 - $97,945) for cash advances received from the President of the Company and the amount payable under the reverse acquisition (see Note 11), which are non-interest bearing, unsecured, and due on demand.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Kristy Thurber (N-1)	$-	$30,000
Dated – December 15, 2010

City of Flint (N-2)	-	32,004
Dated – July 15, 2010
Total notes payable	$-	$62,004

N-1 Kristy Thurber: On December 15, 2010, the Company entered into a promissory note agreement with Kristy Thurber Investments for the amount of $30,000. The loan bears interest at 3% per annum and is due on December 15, 2012. During the year ended December 31, 2013, the Company accrued interest of $900 (2012: $3,900). During the year ended December 31, 2013, The outstanding principal and interest of $32,700 was assigned to another party.  The Company and another party agreed to convert this debt and accrued interest into 5,000 common shares of the Company on December 4, 2013.

N-2 City of Flint: On July 15, 2010, the Company entered into a promissory note agreement with the Economic Development Corporation of the City of Flint (“EDC”) for the amount of $43,391. The loan bears interest at 5.25% per annum and is due on July 1, 2013. The loan is to be repaid in 36 installments commencing August 1, 2010. If the interest and principal are not paid during the calendar month in which an installment is due, the Company shall pay the EDC a late charge penalty of two percent of the amount due. During the year ended December 31, 2010, the Company repaid principal of $5,712 and interest of $815. During the year ended December 31, 2011, the Company repaid principal of $5,675, interest of $570 and accrued interest of $1,327. During the year ended December 31, 2012, the Company repaid principal of $nil, interest of $nil and accrued interest of $1,994. During the year-ended December 31, 2013, the Company repaid the remaining principal and accrued interest.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Note C-1	$-	$20,000
Dated – February 4, 2008

Note C-1	-	20,000
Dated - February 4, 2008

Note C-1	-	27,000
Dated - February 4, 2008

Note C-1	-	21,000
Dated - February 4, 2008

Note C-2	-	20,000
Dated – February 15, 2008

Note C-3	250,000	250,000
Dated – March 18, 2008

Note C-4	250,000	250,000
Dated – August 15, 2008

Note C-5	-	20,000
Dated – August 31, 2011

Note C-6
Dated – November 8, 2013 (Note $37,375 less Discount $30,532)	6,843	-
Total notes payable	$506,843	$628,000

Less: current portion of long-term debt	500,000	608,000
Long-term debt	$6,843	$20,000

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

If the conversion occurs at the Maturity Date or upon a Change of Control, then the conversion price shall be equal to $1,872 per share.

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

On July 13, 2013, the Company and the note holder agreed to convert the principal balance of $88,000 into 2,063 shares of common stock of the Company.

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

If the conversion occurs at the Maturity Date or upon a Change of Control, then the conversion price shall be equal to $1,872 per share.

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

On July 13, 2013, the Company and the note holder agreed to convert the principal balance of $20,000 into 468 shares of common stock of the Company.

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

If the conversion occurs at the Maturity Date or upon a Change of Control, then the conversion price shall be equal to $1,872  per share.

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

As of the Maturity Date, the Company has not received new capital investment of a minimum of $500,000 or a Payoff Notice from the note holder.  Pursuant to the terms of the agreement, the principal amount and accrued interest was then convertible into common stock of the Company.  At December 31, 2013, the promissory note has not been repaid or converted.

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

As of August 30, 2010, the Company had not completed a financing of a minimum of $1,500,000 and the note holder did not contact the Company to determine the fair market value of the preferred stock or demand payment.    At December 31, 2013, the promissory note has not been repaid or converted.  On January 1, 2014 the Company converted $50,000 of the principal balance for 1,700,000 shares of common stock of the Company (See also Note 13).

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

If the conversion occurs at the Maturity Date or upon a Change of Control, then the conversion price shall be equal to $1,872 per share.

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

On July 13, 2013, the Company agreed to convert the principal balance of $20,000 into 468 shares of common stock of the Company.

Note C-6: On November 8, 2013, the Company entered into a convertible promissory note with a face value of $37,375 (the “Principal Amount”), which includes $30,000 advanced by the Holder, $2,500 in expenses incurred by the Holder and original issuer discount of $4,875. The Principal Amount outstanding shall be due and payable on the date that is 18 months from the Issuance Date. In addition, pursuant to the convertible promissory note the Company issued 59,325 common stock purchase warrants. Each warrant is exercisable into one common share at a price of $126 per share ($0.63 per share pre-split) for a period of five years.

At any time after the Issuance Date, this Note shall be convertible (in whole or in part), at the option of the Holder (the “Conversion Option”), into such number of fully paid and non-assessable shares of Common Stock (the “Conversion Rate”) as is determined by dividing that portion of the outstanding principal balance under this Note as of such date that the Holder elects to convert by the Conversion Price.  The term “Conversion Price” shall mean a 40% discount of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the date of the Purchase Agreement, or (ii) the Voluntary Conversion Date. As of December 31, 2013 this note has not been converted or repaid.

During the year ended December 31, 2013, the Company recognized in aggregate of $48,415 (2012-$59,117) in interest expense for the convertible notes.

NOTE 7 – ADVANCES RECEIVED

During the year ended December 31, 2013, the Company received $674,500 (December 31, 2012 - $Nil) in advances from Global Energy Innovations Inc., an independent company incorporated in British Columbia, Canada with no contractual affiliation with Global Energy Innovations, Inc. (Michigan), or with GEI Global Energy Corp. (Nevada). The amounts are non-interest bearing, unsecured and have no fixed terms of repayment. The terms of repayment are currently under negotiation.

NOTE 8 – EQUITY

Common Stock

On December 31, 2013 the Company had 126,970 issued and outstanding and the Company had 800,000,000 common shares authorized (See Note 13).

Each share of common stock shall have one (1) vote per share for all purpose subject to the voting rights of the Company’s preferred shares (see below). Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund  provisions or rights. Our common stock holders are not entitled to cumulative voting for election of Board of Directors.

Fiscal Year Ended December 31, 2013

On December 18, 2013 the Company approved a 1 for 200 reverse stock split.

Stock Issued for Services

On November 12, 2013 the Company issued 875 of its common stock for consulting services with an estimated fair value of $21,350 per share and recorded an expense of $21,350.

Stock Issued for Cash

On November 4, 2013 the Company issued 2,762 of its common stock for $67,500. The shares issued are non-dilutable, up to 5% of the issued and outstanding capital stock of the Company. Should these shares be sold or transferred, this provision will cease to be in effect. At December 31, 2013, there are 2,022 shares of common stock issuable for the non-dilution provision.

Stock Cancelled

During the year ended December 31, 2013, the Company cancelled 57,000 shares of common stock as follows:

Date	Number of Shares
July 24, 2013	7,000
August 19, 2013	50,000
Total	57,000

Stock Issued in Connection with the Conversion of Debt

During the year ended December 31, 2013, the Company issued 3,000 shares of common stock  valued at $177,662 for the conversion of the principal and accrued interest of debt held by six (6) convertible debt holder. The Company also issued 5,000 shares of common stock valued at $32,700 for the conversion of the principal and accrued interest of debt held by one (1) convertible debt holders.  The conversion price was agreed to by the transacting parties.    The fair values of the shares of common stock issued for the conversion of debt was recorded as a reduction in convertible notes payable and accrued interest for the year ended December 31, 2013.

Date	Number of Shares	Fair Value
July 31, 2013	3,000	$177,662
December 4, 2013	5,000	$32,700
Total	8,000	$210,362

Stock Issued for Reverse Merger Acquisition

On August 15, 2013, the Company issued 75,000 shares of common stock of the Company.    The Company also issued 2,500 super voting preferred shares of the Company (see Note 11).

Stock Issuable for Services

At December 31, 2013, the Company had 11,872,817 shares issuable to consultant, officers and directors services performed during the year-ended December 31, 2013, recorded as consulting expenses of $1,448,410.

Fiscal Year Ended December 31, 2012

No shares were issued for the year ended December 31, 2012.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. The preferred stock may be divided into number of series as our Board of Directors may determine. Our Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to and imposed upon any wholly issued series of preferred stock, and to fix the number of shares of any series of preferred stock and the designation of any such series of preferred stock. Currently there are 2,500 shares of Series A Convertible Super-Voting Preferred Stock issued and outstanding, held by the President.

Series A Convertible Super-Voting Preferred Stock

Our Board of Directors has designated a series of preferred stock entitled Series A Convertible Super-Voting Preferred Stock. Each of these preferred shares has a common stock conversion rate of 1/1000 of the total issued shares of the common stock of the purchaser at the time of conversion. Furthermore, these preferred shares will at all times prior to their total conversion have a collective voting right equal to 50% of the total outstanding voting power of the company. As of December 31, 2013 the President has voting control of the Company, with the voting power to elect the Company’s Board of Directors.

Share Purchase Warrants

		Weighted Average
		Exercise
	Number of	Price
	Warrants	$
Balance, December 31, 2011 and 2012	-	-
Warrants issued with convertible debentures	297	126

Balance, December 31, 2013	297	126

Details of share purchase warrants outstanding as of December 31, 2013 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

297	$126	November 8, 2019
297	$126

NOTE 9 – SELLING, GENERAL, AND ADMINISTRATIVE

	Year Ended
	December 31, 2013	December 31, 2012

Business development	$147,635	$1,150
Professional fees	116,029	500
Rent	45,450	1,862
Office expense	30,226	2,836
Management salaries	103,129	-
Selling, general, and administrative	$442,469	$6,348

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

Currently no capital has been raised from these agreements.

NOTE 11 – REVERSE ACQUISITION

On August 15, 2013, Global Energy Innovation Inc. (“GEI”) signed a share purchase agreement (the “Acquisition”) with Suja Minerals Corp. (“Suja”), a public company incorporated in Nevada, United States, according to which Suja has acquired 100% of the 9,000,000 outstanding shares of GEI for $250,000 and 15,000,000 (75,000 post-split) shares of common stock of Suja and 2,500 shares of Series A Convertible Super-Voting Preferred Stock of Suja. Each share of preferred stock has a conversion rate of 1/1000 of the issued and outstanding common stock and the total carries 50% of the voting rights until converted.  In addition, the Company’s President received a right to a royalty of 2.5% of sales up to $100,000,000 per year and 1.5% of sales over $100,000,000 per year for 10 years.

Upon issuance of additional shares by the Company, the President, at his sole discretion, may be issued additional shares equal to a pro-rata percentage of the additional shares issued by the Company, effectively making these shares non-dilutable. This pro-rata percentage based on shares held by the President at the date of the transaction is 65.2%. Should these shares be sold or transferred, this provision will cease to be in effect. At December 31, 2013, based on the total number of outstanding common shares of 126,970, 26,066 common shares of the Company are issuable to the President.

For accounting purposes, the Acquisition has been treated as a reverse recapitalization, rather than a business combination. Accordingly, for accounting purposes GEI is considered the acquirer and surviving entity in the reverse recapitalization. The accompanying historical financial statements prior to the Acquisition are those of GEI.

The consolidated financial statements present the previously issued shares of Suja common stock as having been issued pursuant to the Acquisition on August 15, 2013, with the consideration received for such issuance being the estimated fair value of Suja shares issued, based on the number of equity interest GEI would have had to issue to give Suja the same percentage equity interest in the combined entity that results from the reverse acquisition. The excess of the consideration issued over the net assets of Suja is recognized as an adjustment to deficit. As at the date of the acquisition Suja was in a net liability position.

$

Preferred shares issued	50,000
Common shares issued	130,000
Total consideration	180,000

Net liabilities acquired
Liabilities assumed	(159,924)
Liabilities forgiven on acquisition	(122,452)
Net liabilities acquired	37,572

Adjustment to deficit	217,572

The shares of common stock of  Suja issued to GEI’s stockholders in the Acquisition are presented as having been outstanding since the original issuance of the shares. The adjustment to the share capital has been retroactively applied to all share, weighted average share, and loss per share disclosures.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2013 and 2012 consist of the following:

	Year Ended December 31,
	2013	2012
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$148,912	$29,478
State	-	-
	148,912	29,478
Valuation allowance	(148,912)	(29,478)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2013	2012

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	0.0%	0.0%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2013	2012

Net operating loss carryforward	148,912	278,076
Valuation allowance	(148,912)	(278,076)

Deferred income tax asset	$-	$-

The Company has a net operating loss carry forward of approximately $437,976 available to offset future taxable income through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company lost the Net Operating Loss of $1,042,423 from 2012 in accordance with IRC 382 Change in Control.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.  The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The effect of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

NOTE 13– SUBSEQUENT EVENTS

On January 1, 2014 the Company issued 230,000 of its common stock for conversion of debt and accrued interest of $35,000.  The conversion was for unpaid salaries to prior officer of the Company.

On January 1, 2014 the Company issued 1,700,000 of its common stock for conversion of debt of $50,000 for the reduction of the outstanding principal balance due to Ann Arbor Sparks (see Note 6).

On January 1, 2014 the Company issued 42,757,999 of its common stock for officer consideration, consulting and marketing services.

On April 11, 2014 the Company amended its Articles of Incorporation and authorized 1,400,000,000 common shares at $0.001 par value.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements between the company and with either its accountants or auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2013.

The Company’s material weaknesses in financial reporting were:

The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation.  Further, the Company is delinquent in filings for fiscal 2013.  The Company also lacks segregation of duties and adequate documentation of our system of internal controls.  The Company has control weaknesses and need to implement segregation of duties weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

The name, age and position of our officer and director is set forth below:

Name	Age	First Year as Director	Position

Dr. K. J. Berry	58	2013	Chairman and CEO
Dave Namenye	62	2013	Director

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies.  No date for the next annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors.  The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

Directors are entitled to reimbursement for expenses in attending meetings but receive no other compensation for services as directors. Directors who are employees may receive compensation for services other than as director. No compensation has been paid to directors for services.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

The following information sets forth the backgrounds and business experience of the executive officers and directors:

K. J. Berry, Ph.D., P.E.
Chairman and CEO, and Director

Dr. Berry is principal owner and founder of Global Energy Innovations, Inc. (GEI). Dr. Berry served as Professor and Head of the Department of Mechanical Engineering at Kettering University, formerly GMI Engineering & Management Institute for 17 years. While attending GMI (1973-1979) Dr. Berry worked as a co-op Durability & Test Engineer for Detroit Diesel. Upon graduation and during his MSU graduate school studies, Dr. Berry worked in advanced product research to advance the state-of-the-art for diesel engine development and performance. Dr. Berry has a Ph.D in Mechanical Engineering from Carnegie Mellon University. Dr. Berry was appointed to the Eugene W. Kettering Chair of Power Engineering in 2002 for his leadership in developing state-of-the-art engineering laboratories, for his vision and foresight, and for developing one of the largest and strongest undergraduate mechanical engineering programs in the nation. In 2005 Dr. Berry received the Automation Alley Emerging Leader Award for his visionary efforts. Dr. Berry has received advanced academic leadership and administrative training through the Harvard University Institutes for Higher Education, and is a registered professional engineer with the State of Michigan.

and

Dave Namenye,
Director

Mr. Namenye has over 20 years in manufacturing quality control and IS9000 certification and documentation development. He also has extensive experience in corporate and employee training.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A form of the code of conduct and ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-Q for the quarter ended September 30, 2013.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended December 31, 2013,  and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2013 and 2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Dr. K. J. Berry CEO, President & Chairman	2012 2013	- 103,129	- -	- -	- -	- -	- -	- -	- 103,129

David Namenve Director	2012 2013	-

2013 and 2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable

Dr. K. J. Berry	2012 2013	- -	- -	- -	- -	- -	- -	- -	- -	- -

David Namenve	2012 2013

Compensation of Directors

Our current compensation policy for directors is to compensate them through options to purchase common stock or through common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided except as follows:

EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION

Since the date of incorporation August 15, 2013, the Company has two (2) paid full time employees, six (6) paid part-time consultants, and Dr. Berry (Chairman and CEO) who agreed to deferred compensation.

The Board of Directors will determine future compensation and, as appropriate, employment agreements executed.   We do have any employment agreements in place with our Chairman and CEO.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock as of April 21, 2014 based on 44,814,969 shares of common stock issued and outstanding on a fully diluted basis.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

K. J. Berry (1, 2)	Common Stock	12,018,600	25.2 (non-dilution )

Wall Street Marketing(1, 2)	Common Stock	2,873,070	6.0%

All Officers and Directors As a Group (2 persons)	Common Stock	14,891,670	31.2%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2) The address of each executive officer and director is c/o GEI Global Energy Corp., 6060 Covered Wagons Trail, Flint, Michigan 48532
(3) President has right to increase percentage to 65.2% per non-dilution clause in Share Purchase Agreement, dated as of August 6, 2013. Should these shares be sold or transferred, this provision will cease to be in effect.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

On December 31, 2013, the Company had 126,970 issued and outstanding and the Company had 800,000,000 common shares authorized.

Common Stock

The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

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

Series A Convertible Super-Voting Preferred Stock

Our Board of Directors has designated a series of preferred stock entitled Series A Convertible Super-Voting Preferred Stock. Each of these preferred shares has a common stock conversion rate of 1/1000 of the total issued shares of the common stock of the Purchaser at the time of conversion. Furthermore, these preferred shares will at all times prior to their total conversion have a collective voting right equal to 50% of the total outstanding voting power of the corporation. As a result of the issuance to Dr. Berry of 2,500 shares of Series A Convertible Super-Voting Preferred Stock and 15,000,000 (75,000 post-split) shares (of a total 23,050,000 (115,250 post-split) issued and outstanding shares as of 9/16/2013) of the Company’s common stock, Dr. Berry has voting control of the Company, with the voting power to elect the Company’s Board of Directors.

Warrants and Options

As of December 31, 2013 there are 297 common stock warrants outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Convertible Securities

The Company has three convertible securities as of December 31, 2013.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

Our transfer agent will be: VStock Transfer, 77 Spruce Street Suite 200, Cedarhurst, New York 11516

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

	December 31, 2013	December 31, 2012
Due to the President of the Company	$249,703	$97,945

Advances - As at December 31, 2013 the Company owed $6,103 (December 31, 2012 - $97,945) for cash advances received from the President of the Company, which is non-interest bearing, unsecured, and due on demand.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Manning Elliot, LLP for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2013 and 2012 were approximately $27,500 and $27,500, respectively.

Audit-Related Fees. The aggregate fees billed by Manning Elliot, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $27,250 and $0, respectively.

Tax Fees.  The aggregate fees billed by Manning Elliot, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2013 and 2012 were $0 and $0, respectively.

All Other Fees.  The aggregate fees billed by Manning Elliot, LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2013 and 2012 were $0 and $0, respectively.

The Board of Directors has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No.  1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2013 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits

The following documents are included herein:

3.1	GEI GLOBAL Articles of Incorporation(3)
3.2	GEI GLOBAL Bylaws(3)
14	Code of Ethics(3)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(1)
____________

(1)	Incorporated herein
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 21, 2013.
(3)	Incorporated by reference to the Registrant’s Form 10-Q filed on April 9, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: May 2, 2014	GEI Global Energy Corporation By: /s/ Dr. K. J. Berry
Dr. K. J. Berry
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: May 2, 2014	By: /s/ Dr. K. J. Berry
Dr. K. J. Berry
Chief Financial Officer (Principal Accounting Officer),

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 2, 2014	By: /s/ Dr. K. J. Berry
Dr. K. J. Berry
Chairman

Date: May 2, 2014	By: /s/ David Namenye
David Namenye
Director