Form 10-Q
period 2014-03-31
GEI GLOBAL ENERGY CORP.
filed 2014-05-20
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,864,970 shares of common stock as of May 15, 2014.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	(Unaudited)
	March 31,	December 31,
	2014	2013

ASSETS:
Current Assets
Cash	$19,106	$5,553
Prepaid rent	-	5,075
Deferred financing costs	26,550	-
Total Current Assets	45,656	10,628

Property and Equipment, net (Note 3)	$247,740	$213,177

Total Assets	293,396	223,805

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities
Accounts payable	$358,832	$375,951
Accrued liabilites	299,085	286,867
Due to related party (Note 4)	293,203	249,703
Advances received (Note 6)	674,500	674,500
Convertible notes payable (Note 5)	472,500	500,000
Total Current Liabilities	2,098,120	2,087,021

Convertible notes payable (Note 5)	9,082	6,843

Total Liabilities	2,107,202	2,093,864

Going Concern (Note 1)
Subsequent Events (Note 9)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 2,500 issued and outstanding as of March 31, 2014 abd December 31, 2013	50,000	50,000
Common stock, $0.001 par value, 800,000,000 shares authorized; 46,964,970 and 126,970 issued and outstanding as of March 31, 2014 and December 31, 2013 (Note 7)	46,966	128
Common stock issuable (Note 7)	546,154	1,451,838
Additional paid-in capital	5,575,816	325,314
Deficit	(8,032,742)	(3,697,339)
Total Stockholders' Deficit	(1,813,806)	(1,870,059)

Total Liabilities and Stockholders' Deficit	$293,396	$223,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Expressed in U.S. dollars)

	Three Months Ended
	March 31,	March 31,
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES:
Selling, general, and administrative (Note 8)	2,129,506	10,220
Depreciation	3,048	-
Consulting expense	1,501,031	-
Total operating expenses	3,633,585	10,220

OTHER EXPENSES
Interest expense (Note 5)	14,595	776
Total other expenses	14,595	776

NET LOSS	$3,648,180	$10,996

Deemed dividends	687,223	-

NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,335,403	$10,996

NET LOSS PER COMMON SHARE:
Basic and diluted	$0.08	$0.11
Weighted average number of common shares outstanding, basic and diluted	43,845,103	97,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. Dollars)

	Three Months Ended
	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,648,180)	$(10,996)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,048	-
Shares issued for services	3,481,848	-
Accretion on convertible notes	2,239	-
Stock issuable for services	61,000	-
Changes in operating assets and liabilities:
Prepaid rent	5,075	-
Accounts payable and accrued liabilities	32,675	6,996
Net cash used in operating activities	(62,295)	(4,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(37,612)	-
Net cash used in investing activities	(37,612)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
	-
Proceeds from convertible notes	84,960	-
Proceeds from note payable	-	4,000
Advances from related party	43,500	-
Cash spent on deferred financing costs	(15,000)	-
Net cash provided by financing activities	113,460	4,000

INCREASE (DECREASE) IN CASH	13,553	-
CASH, BEGINNING OF PERIOD	5,553	-
CASH, END OF PERIOD	$19,106	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$140	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
Notes to the Consolidated Financial Statements
For the three-month periods ended March 31, 2014 and March 31, 2013
(Expressed in U.S. dollars)

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

GEI Global Energy Corp., formerly Suja Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 28, 2010. The Company’s principal business activity is the construction and sale of fuel cell auxiliary electric power generation systems for residential, commercial, military, and industrial electric applications.  These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2014, the Company has a working capital deficiency of $2,052,464 and has accumulated losses of $8,032,742 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Energy Innovations, Inc. (see Note 10).

These interim consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed May 8, 2014 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2014, and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

Recent Accounting Pronouncements

The Company has evaluated all other recent accounting pronouncements and determined that they would not have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation $	March 31, 2014 Net Carrying Value $	December 31, 2013 Net Carrying Value $

Computer hardware	4,323	4,323	-	-
Equipment	21,182	21,182	-	-
Furniture and fixtures	23,653	3,729	19,924	20,892
Demonstration equipment	195,483	-	195,483	157,872
Computer software	392	392	-	-
Leasehold improvements	38,163	5,830	32,333	34,413
	283,196	35,456	247,740	213,177

As at March 31, 2014, demonstration equipment was under construction and was 40% complete.

During the three-month period ended March 31, 2014, the Company recorded no impairment write-downs on the property and equipment.

NOTE 4 – DUE TO RELATED PARTY

	March 31, 2014	December 31, 2013
Due to the President of the Company	293,203	249,703

As at March 31, 2014 the Company owed $293,203 (December 31, 2013 - $249,703) for cash advances received from the President of the Company and the amount payable under the reverse acquisition completed by the Company during 2013, which are non-interest bearing, unsecured, and due on demand.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Note C-1	250,000	250,000
Dated – March 18, 2008

Note C-2	200,000	250,000
Dated – August 15, 2008

Note C-3	500	-
Dated – March 18, 2014 (Note $70,000 less Discount $69,500)

Note C-4	15,000	-
Dated – March 11, 2014

Note C-5	5,000	-
Dated – March 26, 2014

Note C-6	2,000	-
Dated – March 26, 2014

Note C-7	9,082	6,843
Dated – November 8, 2013 (Note $37,375 less Discount $28,293)
Total convertible notes payable	$481,582	$506,843

Less: current portion of convertible notes payable	472,500	500,000
Long-term convertible notes payable	$9,082	$6,843

Note C-1: On March 18, 2008, the Company entered into a convertible promissory note agreement for $250,000.  Pursuant to the agreement, the note bears interest at 8% per annum.  The principal balance and all accrued interest was due and payable on March 18, 2011 (the “Maturity Date”) provided that the note holder has given written notice to the Company on or after September 18, 2010, but prior to the Maturity Date, demanding full payment of this note as of the Maturity Date (the “Payoff Notice”).  The principal amount and accrued interest shall be converted into common stock of the Company upon the first to occur of the following events and the Company shall provide a written notice to the note holder of the occurrence of any such conversion event (“Conversion Notice”): (i) If the Company has not received a Payoff Notice and no event of default has occurred as of the Maturity Date; (ii) the final closing date of a minimum of $500,000 financing  (the “Next Financing Closing”) which results in the Company receiving new capital investment in exchange for the issuance by the Company of a capital interest in the Company; and (iii) immediately prior to the occurrence of any of the following (“Change of Control”): when (1) the Company sells, conveys, or otherwise disposes of all or substantially all of its property or business; or (2) when the Company causes to be registered and sold any of its shares of common stock pursuant to and under a registration statement prepared and filed in compliance with the Federal Securities Act of 1933; or (3) when the Company effects any transaction which results in one or more stockholders who were not stockholders of the Company immediately prior to such transaction owning more than sixty-five percent (65%) of the voting rights of the Company.

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

As of the Maturity Date, the Company has not received new capital investment of a minimum of $500,000 or a Payoff Notice from the note holder.  Pursuant to the terms of the agreement, the principal amount and accrued interest was then convertible into common stock of the Company.  The Company determined that there was no beneficial conversion feature as the fair value of common stock of the Company is below the conversion price of $1,872. At March 31, 2014, the promissory note has not been repaid or converted.

Note C-2: On August 15, 2008, the Company entered into a secured convertible promissory note agreement for $250,000.  The convertible promissory note, which was due on September 1, 2010, bears interest at the rate of 9% per annum.  In the event the note is not repaid or converted on or prior to September 1, 2010 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 15% per annum.  Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s next issued series of preferred stock for not less than $1,500,000 at the per share price.  Interest will either be paid or converted at the option of the holder; or (ii) in the event that the conversion in (i) does not occur by August 30, 2010, then the holder will have the option of converting the note into the requisite number of units of the Company’s preferred stock.  The conversion price will be determined by the Company immediately prior to the time of conversion.

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

As of August 30, 2010, the Company had not completed a financing of a minimum of $1,500,000 and the note holder did not contact the Company to determine the fair market value of the preferred stock or demand payment.  On January 1, 2014, the Company converted $50,000 of the principal balance for 1,700,000 shares of common stock of the Company (see also Note 7).  At March 31, 2014, principal balance of $200,000 has not been repaid or converted.

Note C-3: On March 18, 2014, the Company entered into a convertible promissory note agreement with a face value of  $70,000 (the “Principal Amount”), which includes $62,960 advanced by the Holder, and original issuer discount of $7,040.  Pursuant to the agreement, the note bears no interest.  The principal balance is due and payable on June 18, 2014.  The principal amount shall be converted into shares of common stock of the Company at a fixed conversion price of $0.0001 (subject to a reset provision to $0.00001 upon certain conditions) at the option of the Holder, in whole at any time after the maturity date.  The Holder shall effect conversions by delivering the company the form of Notice of Conversion.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company measured the contingent beneficial conversion feature at the issuance date as the convertible note is convertible upon the occurrence of a contingent future event.  However, it is not reflected in the statement of comprehensive loss until the occurrence of the contingent event.  At March 31, 2014 this note has not been converted or repaid.

Note C-4: On March 11, 2014, the Company entered into a convertible promissory note agreement for $15,000.  The convertible promissory note, which was due on April 1, 2014, bears interest at the rate of 0% per annum.  Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company after the maturity date the principal then due under the note, into the Company’s common stock at a conversion price of $0.10.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment. At March 31, 2014, this note has not been converted or repaid.

Note C-5: On March 26, 2014, the Company entered into a convertible promissory note agreement for $5,000.  The convertible promissory note, which is due on June 26, 2014, bears interest at the rate of 0% per annum.   Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company after the maturity date the principal then due under the note into the Company’s common stock at a conversion price of $0.10.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment. At March 31, 2014, this note has not been converted or repaid.

Note C-6: On March 26, 2014, the Company entered into a convertible promissory note agreement for $2,000.  The convertible promissory note, which is due on June 26, 2014, bears interest at the rate of 0% per annum.   Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company after the maturity date the principal then due under the note into the Company’s common stock at a conversion price of $0.10.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment. At March 31, 2014, this note has not been converted or repaid.

Note C-7: On November 8, 2013, the Company entered into a convertible promissory note with a face value of $37,375 (the “Principal Amount”), which includes $30,000 advanced by the Holder, $2,500 in expenses incurred by the Holder and original issue discount of $4,875. The Principal Amount outstanding shall be due and payable on the date that is 18 months from the Issuance Date. In addition, pursuant to the convertible promissory note the Company issued 297 common stock purchase warrants. Each warrant is exercisable into one common share at a price of $126 per share for a period of five years.

At any time after the Issuance Date, this Note shall be convertible (in whole or in part), at the option of the Holder (the “Conversion Option”), into such number of fully paid and non-assessable shares of Common Stock (the “Conversion Rate”) as is determined by dividing that portion of the outstanding principal balance under this Note as of such date that the Holder elects to convert by the Conversion Price.  The term “Conversion Price” shall mean a 40% discount of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the date of the Purchase Agreement, or (ii) the Voluntary Conversion Date. At March 31, 2014 this note has not been converted or repaid.

During the three-month period ended March 31, 2014, the Company recognized in aggregate of $14,455 (2013-$0) in interest expense for the convertible notes.

NOTE 6 – ADVANCES RECEIVED

During the year ended December 31, 2013, the Company received $674,500 in advances from Global Energy Innovations Inc., an independent company incorporated in British Columbia, Canada with no contractual affiliation with Global Energy Innovations, Inc (Michigan), or with GEI Global Energy Corp. (Nevada).  The final terms of the repayment agreement are currently under negotiation. No further advances or repayment incurred during the three-month period ended March 31, 2014.

NOTE 7 - EQUITY

Common Stock

On March 31, 2014, the Company had 46,964,970 issued and outstanding and the Company had 800,000,000 common shares authorized.

Each share of common stock shall have one (1) vote per share for all purpose. The Companycommon stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. The Company common stock holders are not entitled to cumulative voting for election of Board of Directors.

Three-Month Period Ended March 31, 2014

Stock Issued and Issuable for Services

During the three-month period ended March 31, 2014, the Company issued 41,723,601 shares of common stock valued at $4,930,259 for services, of which 11,872,817 common stock valued at $1,448,410 relate to stock issuable for services as at December 31, 2013.

Date	Number of Shares
January 1, 2014	38,823,601
March 19, 2014	2,900,000
Total	41,723,601

As at March 31, 2014, the Company had 500,000 shares of common stock issuable for services.

Stock Issued in Connection with the Conversion of Debt

During the three-month period ended March 31, 2014, (Note 5), the Company issued 1,700,000 shares of common stock valued at $50,000 for the conversion of the principal and accrued interest of debt held by a convertible debt holder.  The Conversion was based on the market price on the date of conversion.  The fair values of the shares issued for the conversion of debt was recorded as a reduction in convertible notes payable and accrued interest for the three-month period ended March 31, 2014.

On January 1, 2014 the Company issued 230,000 of its common stock for conversion of debt and accrued interest of $35,000.  The conversion was for unpaid salaries to prior officer of the Company.

Stock Issued for Deferred Financing Cost

During the three-month period ended March 31, 2014, the Company issued 1,500,000 shares of common stock valued at $11,500 for deferred financing costs.

Stock Issued and Issuable under Anti-Dilution Provisions

During the three-month period ended March 31, 2014, the Company issued 1,684,399 shares of common stock under anti-dilution provisions. As at March 31, 2014, the Company had 62,619,621 shares of common stock issuable under anti-dilution provisions.

Preferred Stock

The Company are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. The preferred stock may be divided into number of series as the Company board of directors may determine. The Company board of directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to and imposed upon any wholly issued series of preferred stock, and to fix the number of shares of any series of preferred stock and the designation of any such series of preferred stock. Currently there are 2,500 shares of Series A Convertible Super-Voting Preferred Stock issued and outstanding.

Series A Convertible Super-Voting Preferred Stock

The Company Board of Directors has designated a series of preferred stock entitled Series A Convertible Super-Voting Preferred Stock. Each of these preferred shares has a common stock conversion rate of 1/1000 of the total issued shares of the common stock of the Purchaser at the time of conversion.  Furthermore, these preferred shares will at all times prior to their total conversion have a collective voting right equal to 50.00% of the total outstanding voting power of the corporation.  As a result of the issuance to Dr. Berry of 2,500 shares of Series A Convertible Super-Voting Preferred Stock and his holdings of the Company’s common stock, Dr. Berry has voting control of the Company, with the voting power to elect the Company’s Board of Directors.

Share Purchase Warrants

		Weighted Average
		Exercise
	Number of	Price
	Warrants	$
Balance, December 31, 2012	-	-
Warrants issued with convertible debentures	297	126

Balance, December 31, 2013 and March 31, 2014	297	126

Details of share purchase warrants outstanding as of March 31, 2014 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

297	$126	November 8, 2019
297	$126

NOTE 8 – SELLING, GENERAL, AND ADMINISTRATIVE

	Three-month period Ended
	March 31, 2014	March 31, 2013

Business development	$547,630	$-
Professional fees	791,930	5,220
Rent	10,150	-
Office expense	14,636	5,000
Management salaries	765,160	-
Selling, general, and administrative	$2,129,506	$10,220

NOTE 9 – SUBSEQUENT EVENTS

On April 1, 2014, the Company issued 500,000 of its common stock for consulting services.

On April 1, 2014, the Company issued 150,000 of its common stock for the reduction of the outstanding principal balance of $15,000 for a convertible debt.

On April 7, 2014, the Company entered into an investment agreement with a non-related party in which the non-related party agreed to invest up to $10,000,000 to purchase the Company’s common stock at a price per share equal to 75% of the lowest closing bid price of the Company’s common stock for the preceding five trading days at the Company’s option subject to a maximum number of shares. The agreement is effective for a term of six months from the date the SEC declares effective under the Securities Act of 1933 a registration statement covering the securities. As of May 19, 2014, no shares have been issued and no consideration has been received by the Company under this agreement.

On April 8, 2014, the Company entered into a convertible debt agreement of $25,000.

On April 11, 2014, the Company amended its Articles of Incorporation and authorized 1,400,000,000 common shares at $0.001 par value.

On April 28, 2014, the Company issued 1,000,000 of its common stock for consulting services.

On April 28, 2014, the Company issued 250,000 of its common stock for consulting services.

On May 5, 2014, the Company issued 100,000 of its common stock for consulting services.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Results of Operations for the Three-Month Period Ended March 31, 2014 and March 31, 2013

The Company did not generate any revenues for the three-month periods ended March 31, 2014 and March 31, 2013.

Selling, general and administrative expenses increased to $2,129,506 from $10,220 for the three-month period ended March 31, 2014 and March 31, 2013, respectively. The increase in our selling, general and administrative expenses are related to the salaries of management of $765,160 and business development of $547,630, professional fees of $791,930, Rent of $10,150 and Office expense of $14,636 in the three-month period ended March 31, 2014 compared to $10,220 in the three-month period ended March 31, 2013.

Consulting expense increased to $1,501,031 from $nil for the three-month period ended March 31, 2014 and March 31, 2013, respectively. Our consulting expense increased as a result of the increase in consulting services needs to develop our demonstration asset.

Interest expense increased to $14,595 from $776 for the three-month period ended March 31, 2014 and March 31, 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings.

Depreciation expense increased to $3,048 from $nil for the three-month period ended March 31, 2014 and March 31, 2013, respectively. Our depreciation expense increased as a result of the increase in our leasehold improvements.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at March 31, 2014 of $8,032,742 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash used in operating activities were $62,295 and $4,000 for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. The increase in cash used in operations was primarily attributable to the increase of general and administrative expenses in 2014 as compared to the 2013 period.

Cash flows from investing activities. Our cash used in investing activities were $37,612 and $nil for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. The increase in cash used in investing activities was the purchase of equipment for our demonstration asset.

Cash flows from financing activities. Cash provided by financing activities was $113,460 and $4,000 for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. We received cash from convertible debt of $84,960 and advances from our CEO of $43,500 during the three-month period ended March 31, 2014. During the three-month period ended March 31, 2013, we received $4,000 from the issuance of a note payable.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of March 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.
The inability of the Company to prepare and file its consolidated financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is on extension in filing its quarterly report for March 31, 2014.

b.
There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There is no segregation of duties as our CEO is also our CFO.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2013 during our three-month period ended March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Three-Month Period Ended March 31, 2014

Stock Issued and Issuable for Services

During the three-month period ended March 31, 2014, the Company issued 41,723,601 shares of common stock valued at $4,888,536 for services, of which 11,872,817 common stock valued at $1,448,410 relate to stock issuable for services as at December 31, 2013.

Date	Number of Shares
January 1, 2014	38,823,601
March 19, 2014	2,900,000
Total	41,723,601

As at March 31, 2014, the Company had 500,000 shares of common stock issuable for services.

Stock Issued in Connection with the Conversion of Debt

During the three-month period ended March 31, 2014, the Company issued 1,700,000 shares of common stock valued at $50,000 for the conversion of the principal and accrued interest of debt held by a convertible debt holder.

On January 1, 2014 the Company issued 230,000 of its common stock for conversion of debt and accrued interest of $35,000.  The conversion was for unpaid salaries to prior officer of the Company.

Stock Issued for Deferred Financing Cost

During the three-month period ended March 31, 2014, the Company issued 1,500,000 shares of common stock valued at $11,500 for deferred financing cost.

Stock Issued and Issuable under Anti-Dilution Provisions

During the three-month period ended March 31, 2014, the Company issued 1,684,399 shares of common stock under anti-dilution provisions. As at March 31, 2014, the Company had 62,619,621 shares of common stock issuable under anti-dilution provisions.

Period from April 1, 2014 through May 19, 2014

On April 1, 2014, the Company issued 500,000 of its common stock for consulting services.

On April 1, 2014, the Company issued 150,000 of its common stock for the reduction of the outstanding principle balance of $15,000 for a convertible debt.

On April 7, 2014, the Company entered into an investment agreement with a non-related party in which the non-related party agreed to invest up to $10,000,000 to purchase the Company’s common stock at a price per share equal to 75% of the lowest closing bid price of the Company’s common stock for the preceding five trading days at the Company’s option subject to a maximum number of shares. The agreement is effective for a term of six months from the date the SEC declares effective under the Securities Act of 1933 a registration statement covering the securities. As of May 19, 2014, no shares have been issued and no consideration has been received by the Company under this agreement.

On April 8, 2014, the Company entered into a convertible debt agreement of $25,000.

On April 11, 2014, the Company amended its Articles of Incorporation and authorized 1,400,000,000 common shares at $0.001 par value.

On April 28, 2014, the Company issued 1,000,000 of its common stock for consulting services.

On April 28, 2014, the Company issued 250,000 of its common stock for consulting services.

On May 5, 2014, the Company issued 100,000 of its common stock for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2014.

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

Registrant	GEI Global Energy Corporation

Date: May 20, 2014	By: /s/ Dr. K. J. Berry
Dr. K. J. Berry
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: May 20, 2014	By: /s/ Dr. K. J. Berry
Dr. K. J. Berry
Chief Financial Officer (Principal Accounting Officer),