Form 10-Q
period 2014-06-30
GEI GLOBAL ENERGY CORP.
filed 2014-08-14
CIK 1492850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,932,653 shares of common stock as of August 6, 2014.

TABLE OF CONTENT JUNE 30, 2014

GEI GLOBAL ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2014	2013
	(unaudited)

ASSETS:
Current Assets
Cash	$16,447	$5,553
Prepaid rent	-	5,075
Total Current Assets	16,447	10,628

Property and Equipment, net (Note 3)	257,619	213,177

Total Assets	$274,066	$223,805

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities
Accounts payable	$381,545	$375,951
Accrued liabilites	306,265	286,867
Due to related party (Note 4)	282,203	249,703
Advances received (Note 6)	674,500	674,500
Convertible notes payable (Note 5)	529,124	500,000
Total Current Liabilities	2,173,637	2,087,021

Convertible notes payable (Note 5)	7,933	6,843

Total Liabilities	2,181,570	2,093,864

Description of business and going concern (Note 1)
Commitments (Note 9)
Subsequent events (Note 10)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
2,500 issued and outstanding as of June 30, 2014	50,000	50,000
Common stock, $0.001 par value, 800,000,000 shares authorized;
57,127,410 and 126,970 issued outstanding as of
June 30, 2014 and December 31, 2013 (Note 7)	57,128	128
Stock issuable	713,959	1,451,838
Additional paid in capital	6,184,355	325,314
Deficit	(8,912,946)	(3,697,339)
Total Stockholders' Deficit	(1,907,504)	(1,870,059)

Total Liabilities and Stockholders' Deficit	$274,066	$223,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general, and administrative (Note 8)	383,400	153,553	2,512,906	153,641
Depreciation	3,048	1,746	6,096	2,571
Deferred financing expense	26,550	-	26,550	-
Consulting expense	153,550	-	1,654,581	-
Total operating expenses	566,548	155,299	4,200,133	156,212

OTHER EXPENSES
Interest expense (Note 5)	84,851	17,074	99,446	34,046
Total other expenses	84,851	17,074	99,446	34,046

NET LOSS AND COMPREHENSIVE LOSS	$651,398	$172,373	$4,299,579	$190,258

Deemed dividends	228,805	-	916,028	-

NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$880,203	$172,373	$5,215,607	$190,258

NET LOSS PER COMMON SHARE:
Basic and diluted	$0.01	$0.02	$0.04	$0.02
Weighted average common shares
outstanding, basic and diluted	62,867,716	9,000,000	100,848,324	9,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. Dollars)

	Six Months Ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,299,579)	$(190,258)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,096	2,571
Shares issued for services	3,950,851	-
Accretion on convertible notes	77,425	-
Impairment of assets	-	-

Changes in operating assets and liabilities:
Prepaid rent	5,075	(35,524)
Accounts payable and accrued liabilities	69,564	15,254
Net cash used in operating activities	(190,568)	(207,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and tenant improvements	(50,538)	(82,615)
Net cash used in investing activities	(50,538)	(82,615)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes	176,500	-
Stock issued for cash	43,000	-
Proceeds from (repayment of) notes payable	-	(1,305)
Receipt from advances receivable	-	425,000
Advances from related party	43,500	25,000
Repayment to related party	(11,000)	(115,000)
Net cash provided by financing activities	252,000	333,695

INCREASE IN CASH	10,894	43,123
CASH, BEGINNING OF PERIOD	5,553	97
CASH, END OF PERIOD	$16,447	$43,220

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$586	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
Notes to the Consolidated Financial Statements
For the three and six months ended June 30, 2014 and June 30, 2013
(unaudited)
(Expressed in U.S. dollars)

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

GEI Global Energy Corp., formerly Suja Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 28, 2010. The Company’s principal business activity is the construction and sale of fuel cell auxiliary electric power generation systems for residential, commercial, military, and industrial electric applications.  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2014, the Company has a working capital deficiency of $2,157,190 and has accumulated losses of $8,912,946 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2014, and the results of its operations and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

On December 12, 2013, the Company completed a 200 for 1 common share consolidation; the share consolidation has been retroactively applied to all common share, weighted average common share, and loss per common share disclosures.

Recent Accounting Pronouncements

The Company has adopted all mandatory effective new accounting pronouncements with no material impact on its consolidated financial statements or disclosures.

The Company has evaluated all other recent accounting pronouncements and determined that they would not have a material impact on the Company’s financial statements or disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation $	June 30, 2014 Net Carrying Value $	December 31, 2013 Net Carrying Value $

Computer hardware	4,323	4,323	-	-
Equipment	21,182	21,182	-	-
Furniture and fixtures	23,653	4,895	18,758	20,892
Demonstration equipment	208,411	-	208,411	157,872
Computer software	392	392	-	-
Leasehold improvements	38,163	7,713	30,450	34,413
	296,124	38,505	257,619	213,177

As at June 30, 2014, demonstration equipment was under construction and was 40% complete.

During the six month period ended June 30, 2014 and year ended December 31, 2013, the Company recorded no impairment write-downs on the property and equipment.

NOTE 4 – DUE TO RELATED PARTY

	June 30, 2014	December 31, 2013

Due to the President of the Company	282,203	249,703

As at June 30, 2014 the Company owed $282,203 (December 31, 2013 - $249,703) for cash advances received from the President of the Company and the amount payable under the reverse acquisition, which are non-interest bearing, unsecured, and due on demand.

 NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company had the following notes payable outstanding as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Note C-1	250,000	250,000
Dated – March 18, 2008

Note C-2	185,038	250,000
Dated – August 15, 2008

Note C-3	81,500	-
Dated – March 18, 2014

Note C-4	7,933	6,843
Dated – November 5, 2013 (Note $28,000 less Discount $20,067)

Note C-5
Dated – June 18, 2014 (Note $9,500 less Discount $9,500)	-	-

Note C-6
Dated – May 23, 2014 (Note $42,500 less Discount $42,500)	-	-

Note C-7
Dated – June 24, 2014 (Note $32,500 less Discount $19,914)	12,586	-
Total convertible notes payable	$537,057	$506,843
Less: current portion of convertible notes payable	529,124	500,000
Long-term convertible notes payable	$7,933	$6,843

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

As of the Maturity Date, the Company has not received new capital investment of a minimum of $500,000 or a Payoff Notice from the note holder.  Pursuant to the terms of the agreement, the principal amount and accrued interest was then convertible into common stock of the Company.  The Company determined that there was no beneficial conversion feature as the fair value of common stock of the Company is below the conversion price of $1,872. At June 30, 2014, the promissory note has not been repaid or converted.

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

On May 23, 2014 the Company entered into an Assignment and Assumption Agreement where as a third-party has assumed the obligation of this convertible note.  The Agreement required that the third-party pay the principle and interest of the outstanding debt over 5 tranches.  These payments are discounted as agreed by all parties and the total payment to be paid on the note is $200,000. The payment of the first tranche to extinguish the debt has been completed as of June 30, 2014.

Note C-3: On March 18, 2014 the Company entered into a convertible promissory note agreement for $70,000.  Pursuant to the agreement, the note bears no interest.  The principle balance is due and payable on June 18, 2014. During the three months ended June 30, 2014, an additional $11,500 was loaned to the Company. The principal amount shall be converted into shares of common stock of the Company at a fixed conversion price of $0.0001 at the option of the Holder, in whole at any time and from time to time.  The Holder shall effect conversions by delivering the company the form of Notice of Conversion. In the event the note is not repaid or converted on or prior to June 18, 2014 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 22% per annum.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment. At June 30, 2014 this note has not been converted or been repaid.

Note C-4: On November 8, 2013, the Company entered into a convertible promissory note with a face value of $37,375 (the “Principal Amount”), which includes $30,000 advanced by the Holder, $2,500 in expenses incurred by the Holder and original issue discount of $4,875. The Principal Amount outstanding shall be due and payable on the date that is 18 months from the Issuance Date. In addition, pursuant to the convertible promissory note the Company issued 59,325 common stock purchase warrants. Each warrant is exercisable into one common share at a price of $126 per share for a period of five years.

At any time after the issuance date, this Note shall be convertible (in whole or in part), at the option of the Holder (the “Conversion Option”), into such number of fully paid and non-assessable shares of Common Stock (the “Conversion Rate”) as is determined by dividing that portion of the outstanding principal balance under this Note as of such date that the Holder elects to convert by the Conversion Price.  The term “Conversion Price” shall mean a 40% discount of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the date of the Purchase Agreement, or (ii) the Voluntary Conversion Date. As of December 31, 2013 this note has not been converted or repaid. On June 20, 2014 the Company converted $9,375 principal balance of this note for 1,250,000 common stock of the Company.

The remaining balance of the note at June 30, 2014 is $28,000.

Note C-5: On June 18, 2014, the Company entered into a convertible promissory note with a face value of $9,500 (the “Principal Amount”). The Principal Amount outstanding shall be due and payable on the date that is 12 months from the Issuance Date. In addition, pursuant to the convertible promissory note the holder has the right to convert the Note at a price of $0.0001 per share.

At June 30, 2014, the promissory note has not been repaid or converted.

Note C-6: On May 23, 2014, the Company entered into a convertible promissory note agreement for $42,500.  The convertible promissory note, which was due on February 28, 2015, bears interest at the rate of 8% per annum.  In the event the note is not repaid or converted on or prior to February 28, 2015 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 22% per annum.

Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s common stock at a conversion price of 55% multiplied by the Market Price which represents a 45% discount.  The Market Price means the average of the lowest three Trading Prices for the Common stock during the (30) Trading Day period ending on the last complete Trading Day prior to Conversion Date.

At June 30, 2014, the promissory note has not been repaid or converted.

Note C-7: On June 24, 2014, the Company entered into a convertible promissory note agreement for $32,500.  The convertible promissory note, which is due on March 24, 2015, bears interest at the rate of 8% per annum.  In the event the note is not repaid or converted on or prior to February 28, 2015 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 22% per annum.

Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s common stock at a conversion price of 55% multiplied by the Market Price which represents a 45% discount.  The Market Price means the average of the lowest three Trading Prices for the Common stock during the (30) Trading Day period ending on the last complete Trading Day prior to Conversion Date.

At June 30, 2014, the promissory note has not been repaid or converted.

Other Notes

Note C-8: On March 11, 2014, the Company entered into a convertible promissory note agreement for $15,000.  The convertible promissory note, which was due on April 1, 2014, bore interest at the rate of 0% per annum.  On April 3, 2014 this note was converted into 150,000 common shares and has been fully satisfied.

Note C-9: On March 26, 2014, the Company entered into a convertible promissory note agreement for $5,000.  The convertible promissory note, which was due on June 26, 2014, bears interest at the rate of 0% per annum.   Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note, the holder will have the option of converting the note into the requisite number of units of the Company’s common stock.  The conversion price will be determined by the Company immediately prior to the time of conversion.

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

On April 29, 2014 this note was converted into 10,000 common shares and has been fully satisfied.

Note C-10: On March 26, 2014, the Company entered into a convertible promissory note agreement for $2,000.  The convertible promissory note, which was due on June 26, 2014, bears interest at the rate of 0% per annum.   Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note, the holder will have the option of converting the note into the requisite number of units of the Company’s common stock.  The conversion price will be determined by the Company immediately prior to the time of conversion.

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

On April 29, 2014 this note was converted into 16,667 common shares and has been fully satisfied.

During the six-months ended June 30, 2014, the Company recognized an aggregate of $99,446 (June 30, 2013-$34,046) in interest expense for the convertible notes.

NOTE 6 – ADVANCES RECEIVED

During the year ended December 31, 2013, the Company received $674,500 in advances from Global Energy Innovations Inc., an independent company incorporated in British Columbia, Canada with no contractual affiliation with Global Energy Innovations, Inc., or with GEI Global Energy Corp.  The final terms of the repayment agreement are currently under negotiation.

NOTE 7 - EQUITY

On June 30, 2014, the Company had 57,127,410 issued and outstanding and the Company had 800,000,000 share of common stock authorized.

Each share of common stock shall have one (1) vote per share for all purpose. The common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of Board of Directors.

Six months ended June 30, 2014

Stock Issued for Cash

During the six months ended June 30, 2014, the Company issued 2,283,333 shares of common stock for proceeds of $43,000.

Stock Issued for Services

During the six months ended June 30, 2014, the Company issued 45,173,601 shares of common stock valued at $5,387,709, of which 11,872,217 shares of common stock valued at $1,448,410 relate to stock issuable for services as at December 31, 2013 as follows:

Date	Number of Shares
January 1, 2014	40,823,601
March 19, 2014	1,400,000
April 26, 2014	1,350,000
May 29, 2014	1,500,000
June 6, 2014	100,000
Total	45,173,601

Stock Issued in Connection with the Conversion of Debt

During the three months ended March 31, 2014, the Company issued 1,930,000 shares of common stock valued at $87,572 for the conversion of the principal and accrued interest of debt held by 2 convertible debt holders.  During the three months ended June 30, 2014 the Company issued 4,429,107 shares of common stock valued at $46,337. The fair values of the shares issued for the conversion of debt was recorded as a reduction in convertible notes payable and accrued interest payable for the three and six months ended June 30, 2014.

Date	Number of Shares	Fair Value
March 31, 2014	1,930,000	$87,572
June 30, 2014	4,429,107	46,337
Total	6,359,107	$133,909

Stock Issued for Deferred Financing Cost

During the six-month period ended June 30, 2014, the Company issued 1,500,000 shares of common stock valued at $11,500 for deferred financing costs. The Company determined that this financing was not going to be completed and expensed it during the three months ended June 30, 2014.

Stock Issued and Issuable under Anti-Dilution Provisions

During the six-month period ended June 30, 2014, the Company issued 1,684,399 shares of common stock under anti-dilution provisions. As at June 30, 2014, the Company had 86,559,328 shares of common stock issuable under anti-dilution provisions.

Six months ended June 30, 2013

No shares were issued for the three and six months ended June 30, 2013.

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

Series A Convertible Super-Voting Preferred Stock

Our Board of Directors has designated a series of preferred stock entitled Series A Convertible Super-Voting Preferred Stock. Each of these preferred shares has a common stock conversion rate of 1/1000 of the total issued shares of the common stock of the Company at the time of conversion.  Furthermore, these preferred shares will at all times prior to their total conversion have a collective voting right equal to 50.00% of the total outstanding voting power of the corporation.  As a result of the issuance to Dr. Berry of 2,500 shares of Series A Convertible Super-Voting Preferred Stock and his holdings of the Company’s common stock, Dr. Berry has voting control of the Company, with the voting power to elect the Company’s Board of Directors.

Share Purchase Warrants

		Weighted Average
		Exercise
	Number of	Price
	Warrants	$

Balance, December 31, 2013 and June 30, 2014	297	126

Details of share purchase warrants outstanding as of June 30, 2014 are:

Number of Warrants Outstanding and Exercisable
Number	Exercise Price per Share	Expiry Date

297	$126	November 8, 2019
297	$126

NOTE 8 – SELLING, GENERAL AND ADMINISTRATIVE

	Six Months Ended
	June 30, 2014	June 30, 2013
Business development	$535,849	$96,253
Professional services	1,097,514	22,621
Rent	26,134	15,000
Office expense	61,975	15,992
Management salaries	791,434	3,775
Total general and administrative	$2,512,906	$153,641

NOTE 9 – COMMITMENTS

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

On March 2, 2013 the Company entered into a consulting agreement with Earl H. Roberts Limited (“Roberts”).  The Company agreed to pay a fee of 10% of the total cash or value of stock issued of business derived from Roberts’ efforts from introductions, for licensing of technologies, or sale of technology.  Furthermore, the Company agrees to pay a fee equal to 2% of the equity ownership for technology commercialization partnerships as a result of introductions.  Roberts can elect to forgo cash payment for stock in the Company.

On May 30, 2013, the Company entered into a lease agreement for Engineering and Office Rental Space with Trialon Corporation for a period of one year commencing on July 1, 2013 to June 30, 2014.    The monthly lease rate is $5,075.    The Company paid a security deposit of $5,075 and the first six-month rent of $30,450 in June 2013.    There is no prepaid rent balance as of June 30, 2014.

NOTE 10– SUBSEQUENT EVENTS

On July 16, 2014 the Company issued  22,098,638 shares of common stock for conversion of debt.

On July 21, 2014 the Company issued 39,000,000 shares of common stock for consulting services/employee compensation.

On July 24, 2014 the Company issued 23,205,605 shares of common stock for conversion of debt.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Results of Operations for the three and six months ended June 30, 2014 and June 30, 2013

Three months ended

The Company did not generate any revenues for the three months ended June 30, 2014 and June 30, 2013.

Selling, general and administrative expenses increased to $383,400 from $153,553 for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in our selling, general and administrative expenses are related largely to an increase in professional fees during the three months ended June 30, 2014 compared to in the three months ended June 30, 2013.

Consulting expense increased to $153,550 from $nil for the three months ended June 30, 2014 and June 30, 2013, respectively. Our consulting expense increased as a result of the increase in consulting services needs to develop our demonstration asset.

Interest expense increased to $84,852 from $17,074 for the three months ended June 30, 2014 and June 30, 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits from the conversion of our principle debt and accrued interest.

Depreciation expense increased to $3,048 from $1,746 for the three months ended June 30, 2014 and June 30, 2013, respectively. Our depreciation expense increased as a result of the increase in our leasehold improvements.

Deferred financing expense increased to $26,550 from $nil for the three months ended June 30, 2014 and June 30, 2013, respectively. Our deferred financing expense increased as a result of the increase in notes related to our financing endeavors.

Six months ended

The Company did not generate any revenues for the six months ended June 30, 2014 and June 30, 2013.

Selling, general and administrative expenses increased to $2,512,906 from $153,641 for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in our selling, general and administrative expenses are largely related to the increase in salaries of management, business development, and professional fees of during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Consulting expense increased to $1,654,581 from $nil for the six months ended June 30, 2014 and June 30, 2013, respectively. Our consulting expense increased as a result of the increase in consulting services needs to develop our demonstration asset.

Interest expense increased to $99,446 from $34,046 for the six months ended June 30, 2014 and June 30, 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits from the conversion of our principle debt and accrued interest.

Depreciation expense increased to $6,096 from $2,571 for the six months ended June 30, 2014 and June 30, 2013, respectively. Our depreciation expense increased as a result of the increase in our leasehold improvements.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at June 30, 2014 of $8,912,946 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers and convertible note agreements to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) operating activities were ($197,568) and (207,957) for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in cash used in operations was primarily attributable to the increase of general and administrative expenses in 2014 as compared to the 2013 period.

Cash flows from investing activities. Our cash (used in) investing activities were ($50,538) and ($82,615) for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in cash used in investing activities was the purchase of equipment for our demonstration asset and lease hold improvements in our warehouse.

Cash flows from financing activities. Cash by provided by financing activities was $259,000 and $333,695 for the six months ended June 30, 2014 and June 30, 2013, respectively. We received cash from convertible debt of $176,500, cash issued for common stock of $50,000, repayment of related party note of $11,000, and advances from our CEO of $43,500 three and six months ended June 30, 2014. During the six months ended June 30, 2014, received $17,362 from proceeds of note payable.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of June 30, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	There is no segregation of duties as our CEO is also our CFO.

b.
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

c.
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended October 31, 2012 during our three and six months ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Six months ended June 30, 2014

Stock Issued for Cash

During the six months ended June 30, 2014, the Company issued 2,283,333 shares of common stock for proceeds of $43,000.

Stock Issued for Services

During the six months ended June 30, 2014, the Company issued 45,173,601 shares of common stock valued at $5,387,709, of which 11,872,217 shares of common stock valued at $1,448,410 relate to stock issuable for services as at December 31, 2013 as follows:

Date	Number of Shares
January 1, 2014	40,823,601
March 19, 2014	1,400,000
April 26, 2014	1,350,000
May 29, 2014	1,500,000
June 6, 2014	100,000
Total	45,173,601

Stock Issued in Connection with the Conversion of Debt

During the three months ended March 31, 2014, the Company issued 1,930,000 shares of common stock valued at $87,572 for the conversion of the principal and accrued interest of debt held by 2 convertible debt holders.  During the three months ended June 30, 2014 the Company issued 4,429,107 shares of common stock valued at $46,337. The fair values of the shares issued for the conversion of debt was recorded as a reduction in convertible notes payable and accrued interest payable for the three and six months ended June 30, 2014.

Date	Number of Shares	Fair Value
March 31, 2014	1,930,000	$87,572
June 30, 2014	4,429,107	46,337
Total	6,359,107	$133,909

Stock Issued for Deferred Financing Cost

During the six-month period ended June 30, 2014, the Company issued 1,500,000 shares of common stock valued at $11,500 for deferred financing costs. The Company determined that this financing was not going to be completed and expensed it during the three months ended June 30, 2014.

Stock Issued and Issuable under Anti-Dilution Provisions

During the six-month period ended June 30, 2014, the Company issued 1,684,399 shares of common stock under anti-dilution provisions. As at June 30, 2014, the Company had 86,559,328 shares of common stock issuable under anti-dilution provisions.

Six months ended June 30, 2013

No shares were issued for the three and six months ended June 30, 2013.

Period from July 1, 2014 through August 14, 2014

On July 16, 2014 the Company recorded the issuance of common stock of 22,098,638 common stock for conversion of debt.

On July 21, 2014 the Company issued of common stock of 39,000,000 common stock for consulting services/employee compensation at the trading price of $.013 and recorded an expense of $507,000.

On July 24, 2014 the Company recorded the issuance of common stock of 23,205,605 common stock for conversion of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six months period ended June 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.        EXHIBITS.

The following documents are included herein:

3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Share Purchase Agreement, dated as of August 6, 2013 among K. Joel Berry, Suja Minerals, Corp. and Global Energy Innovations, Inc.(2)
14	Code of Ethics(3)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(1)
____________

(1)	Incorporated herein
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 21, 2013.
(3)	Incorporated by reference to the Form 10-Q filed on May 20, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: August 14, 2014	GEI Global Energy Corporation By: /s/ Dr. K. J. Berry
Dr. K. J. Berry
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: August 14, 2014	By: /s/ Dr. K. J. Berry
Dr. K. J. Berry
Chief Financial Officer (Principal Accounting Officer),