Form 10-Q
period 2014-09-30
GEI GLOBAL ENERGY CORP.
filed 2014-11-19
CIK 1492850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,227,497,954 shares of common stock as of November 17, 2014.

TABLE OF CONTENTS SEPTEMBER 30, 2014

GEI GLOBAL ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2014	2013
	unaudited	audited

ASSETS:
Current Assets
Cash	$31,053	$5,553
Prepaid rent (Note 9)	-	5,075
Total Current Assets	31,053	10,628

Property and equipment, net (Note 3)	403,781	213,177
Restricted cash (Notes 3 and 10)	41,848	-
Debt issuance cost	167,419	-

Total Assets	644,101	223,805

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities
Accounts payable	$360,301	$375,951
Accrued liabilities	189,906	286,867
Due to related party (Note 4)	251,888	249,703
Advances received (Note 6)	674,500	674,500
Convertible notes payable (Note 5)	437,466	500,000
Total Current Liabilities	1,914,061	2,087,021

Convertible notes payable (Note 5)	11,446	6,843

Total Liabilities	1,925,507	2,093,864

Description of business and going concern (Note 1)
Commitments (Note 9)
Subsequent events (Note 11)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
2,500 issued and outstanding as of September 30, 2014 and December 31, 2013	50,000	50,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized;
981,345,686 and 126,970 issued and outstanding as of
September 30, 2014 and December 31, 2013 (Note 7)	981,346	128
Stock issuable	3,169,153	1,451,838
Additional paid-in capital	6,841,927	325,314
Accumulated deficit	(12,323,832)	(3,697,339)
Total Stockholders' Deficit	(1,281,406)	(1,870,059)

Total Liabilities and Stockholders' Deficit	$644,101	$223,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in U.S. dollars)
unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general, and administrative (Note 8)	607,430	154,675	3,120,336	308,317
Depreciation	3,048	4,150	9,144	6,721
Deferred financing expense	79,181	-	105,731	-
Consulting expense	236,747	-	1,891,328	-
Total operating expenses	926,406	158,825	5,126,539	315,038

OTHER (INCOME) EXPENSES
Other income	(20,924)	-	(20,924)	-
Interest expense (Note 5)	50,210	15,393	149,656	49,439
Total other expenses	29,286	15,393	128,732	49,439

NET LOSS	$955,692	$174,218	$5,255,271	$364,477
Deemed dividends	2,455,194	-	3,371,222	-
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,410,886	$174,218	$8,626,493	$364,477

NET LOSS PER COMMON SHARE:
Basic and diluted	$0.00	$1.83	$0.01	$4.45
Weighted average common shares
outstanding, basic and diluted	1,294,325,221	95,200	1,232,277,348	81,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEI GLOBAL ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
unaudited

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(5,255,271)	$(364,477)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,144	6,721
Shares issued for services	4,500,523	-
Deferred financing expense	79,181	-
Accretion on convertible notes	123,666	-

Changes in operating assets and liabilities:
Prepaid rent	5,078	(20,300)
Accounts payable and accrued liabilities	71,944	26,221
Net cash used in operating activities	(465,735)	(351,835)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Investment in property and equipment	(199,751)	(166,967)
Net cash used in investing activities	(199,751)	(166,967)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from convertible notes	715,801	-
Receipt from advances receivable	43,000	664,500
Advances from related party	47,200	2,500
Repayment of debt	(70,000)	(35,429)
Repayment to related party	(45,015)	(97,945)
Net cash provided by financing activities	690,986	533,626

INCREASE IN CASH	25,500	14,824
CASH, BEGINNING OF PERIOD	5,553	97
CASH, END OF PERIOD	$31,053	$14,921

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$679	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEI GLOBAL ENERGY CORP.

Notes to the Consolidated Financial Statements

For the three and nine months ended September 30, 2014 and September 30, 2013

(unaudited)

(Expressed in U.S. dollars)

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

GEI Global Energy Corp., formerly Suja Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 28, 2010. The Company’s principal business activity is the construction and sale of fuel cell auxiliary electric power generation systems for residential, commercial, military, and industrial electric applications.  These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2014, the Company has a working capital deficiency of $1,883,008 and has accumulated losses of $12,323,832 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2014, and the results of its operations and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	Cost $	Accumulated Depreciation $	September 30, 2014 Net Carrying Value $	December 31, 2013 Net Carrying Value $

Computer hardware	4,323	4,323	-	-
Equipment	21,182	21,182	-	-
Furniture and fixtures	23,653	6,060	17,593	20,892
Demonstration equipment	357,620	-	357,620	157,872
Computer software	392	392	-	-
Leasehold improvements	38,163	9,595	28,568	34,413
	445,333	41,552	403,781	213,177

As at September 30, 2014, demonstration equipment was under construction and was 40% complete.

During the nine month period ended September 30, 2014 and year ended December 31, 2013, the Company recorded no impairment write-downs on the property and equipment.

The Company has $41,848 held in escrow with a lender to finance a purchase order intended to be used for its demonstration asset (Note 10).

NOTE 4 – DUE TO RELATED PARTY

As at September 30, 2014 the Company owed $251,888 (December 31, 2013 - $249,703) for cash advances received from the President of the Company, which are non-interest bearing, unsecured, and due on demand.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Note C-1 Dated – March 18, 2008	-	250,000

Note C-2 Dated – August 15, 2008	62,821	250,000

Note C-3 Dated – March 18, 2014	11,500	-

Note C-4 Dated – November 8, 2013 (Note $28,000 less Discount $16,554)	11,446	6,843

Note C-5
Dated – June 18, 2014 (Note $9,500 less Discount $7,125)	2,375	-

Note C-6
Dated – May 23, 2014 (Note $42,500 less Discount $38,452)	4,048	-

Note C-7
Dated – June 24, 2014 (Note $32,500 less Discount $16,286)	16,214	-

Note C-11
Dated – July 30, 2014 (Note $200,000 less Discount $9,796)	190,204	-

Note C-12
Dated – August 12, 2014 (Note $32,500 less Discount $9,070)	23,430	-

Note C-13
Dated – August 29, 2014 (Note $32,500 less Discount $15,646)	16,854	-

Note C-14
Dated – July 1, 2014	35,000	-

Note C-15
Dated – July 11, 2014 (Note $35,000 less Discount $35,000)	-	-

Note C-16
Dated – July 9, 2014 (Note $70,000 less Discount $67,293)	2,707	-

Note C-17
Dated – July 1, 2014 (Note $13,750 less Discount $0)	13,750	-

Note C-18
Dated – July 14, 2014 (Note $50,000 less Discount $50,000)	-	-

Note C-19
Dated – September 12, 2014 (Note $75,000 less Discount $26,437)	48,563	-

Note C-20
Dated – July 7, 2014	10,000	-

Total convertible notes payable	$448,912	$506,843
Less: current portion of convertible notes payable	437,466	500,000
Long-term convertible notes payable	$11,446	$6,843

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

As of the Maturity Date, the Company has not received new capital investment of a minimum of $500,000 or a Payoff Notice from the note holder.  Pursuant to the terms of the agreement, the principal amount and accrued interest was then convertible into common stock of the Company.  The Company determined that there was no beneficial conversion feature as the fair value of common stock of the Company is below the conversion price of $1,872. At September 30, 2014, the promissory note has been repaid or converted.

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

As of August 30, 2010, the Company had not completed a financing of a minimum of $1,500,000 and the note holder did not contact the Company to determine the fair market value of the preferred stock or demand payment.  On January 1, 2014, the Company converted $50,000 of the principal balance for 1,700,000 shares of common stock of the Company. On June 2, 2014, the Company converted $14,962 of the principal balance for 2,992,440 shares of common stock of the Company. For the quarter September 30, 2014, the Company converted $122,218 of the principal balance for 367,046,966 shares of common stock of the Company.

On May 23, 2014, the Company entered into an Assignment and Assumption Agreement where as a third-party has assumed the obligation of this convertible note. The Agreement required that the third-party pay the principal and interest of the outstanding debt over 5 tranches. These payments are discounted as agreed by all parties and the total payment to be paid on the note is $200,000. The full principal balance has been converted or repaid. The remaining balance relates to interest accrued on the balance.

Note C-3: On March 18, 2014 the Company entered into a convertible promissory note agreement for $70,000. Pursuant to the agreement, the note bears no interest. The principle balance was due and payable on June 18, 2014. During the three months ended June 30, 2014, an additional $11,500 was loaned to the Company. The principal amount shall be converted into shares of common stock of the Company at a fixed conversion price of $0.0001 at the option of the Holder, in whole at any time and from time to time. The Holder shall effect conversions by delivering the company the form of Notice of Conversion. In the event the note is not repaid or converted on or prior to June 18, 2014 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 22% per annum.

Pursuant to ASC 470-20, “Debt with Conversion and Other Options,” the Company did not allocate any proceeds to the conversion feature at issuance as the value of the conversion feature should not be recognized until the contingency event occurs.  The Company also evaluated the conversion feature under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” and determined that the conversion feature did not meet the criteria necessary for derivative treatment. During the three month period ended September 30, 2014, $70,000 of the principal balance was repaid with a remaining balance of $11,500. The balance of the note has not been converted or been repaid.

Note C-4: On November 8, 2013, the Company entered into a convertible promissory note with a face value of $37,375 (the “Principal Amount”), which includes $30,000 advanced by the Holder, $2,500 in expenses incurred by the Holder and original issue discount of $4,875. The Principal Amount outstanding shall be due and payable on the date that is 18 months from the Issuance Date. In addition, pursuant to the convertible promissory note the Company issued 59,325 common stock purchase warrants. Each warrant is exercisable into one common share at a price of $126 per share for a period of five years. During the three month period ended September 30, 2014 the Company issued 36,291,360 common shares for the exercise of the 59,325 of cashless warrants.

At any time after the Issuance Date, this Note shall be convertible (in whole or in part), at the option of the Holder (the “Conversion Option”), into such number of fully paid and non-assessable shares of Common Stock (the “Conversion Rate”) as is determined by dividing that portion of the outstanding principal balance under this Note as of such date that the Holder elects to convert by the Conversion Price.  The term “Conversion Price” shall mean a 40% discount of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the date of the Purchase Agreement, or (ii) the Voluntary Conversion Date. On June 20, 2014, the Company converted $9,375 principal balance of this note for 1,250,000 common stock of the Company. The remaining balance of the note at September 30, 2014 is $28,000.

Note C-5: On June 18, 2014, the Company entered into a convertible promissory note with a face value of $9,500 (the “Principal Amount”). The Principal Amount outstanding shall be due and payable on the date that is 12 months from the Issuance Date. In addition, pursuant to the convertible promissory note the holder has the right to convert the Note at a price of $0.0001 per share. At September 30, 2014, the promissory note has not been repaid or converted.

Note C-6: On May 23, 2014, the Company entered into a convertible promissory note agreement for $42,500.  The convertible promissory note, which is due on February 28, 2015, bears interest at the rate of 8% per annum.  In the event the note is not repaid or converted on or prior to February 28, 2015 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 22% per annum.

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

At September 30, 2014, the promissory note has not been repaid or converted.

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

At September 30, 2014, the promissory note has not been repaid or converted.

Note C-11: On July 30, 2014, the Company entered into a revolving line of credit for $200,000.  The revolving line of credit, which renews annually, bears interest at the rate of 12% per annum. Of the $200,000 principal, $39,252 was received in cash, $70,000 was received to pay down Note C-3, $41,848 was held in escrow with the note holder, and $48,900 was required in legal fees. The maximum draw amount for the revolving line of credit is $5,000,000.

Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s common stock at a conversion price of 85% multiplied by the Market Price. The Market Price means the average of the lowest Five Trading Prices for the Common stock during the (30) Trading Day period ending on the last complete Trading Day prior to Conversion Date.

At September 30, 2014, the promissory note has not been repaid or converted.

Note C-12: On August 12, 2014, the Company entered into a convertible promissory note agreement for $32,500.  The convertible promissory note, which is due on October 12, 2014, bears interest at the rate of 8% per annum.  In the event the note is not repaid or converted on or prior to October 12, 2014 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 22% per annum.

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

At September 30, 2014, the promissory note has not been repaid or converted

Note C-13: On August 29, 2014, the Company entered into a convertible promissory note agreement for $32,500.  The convertible promissory note, which was due on October 29, 2014, bears interest at the rate of 8% per annum.  In the event the note is not repaid or converted on or prior to October 12, 2014 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 22% per annum.

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

At September 30, 2014, the promissory note has not been repaid or converted

Note C-14: On July 1, 2014, the Company entered into a convertible promissory note agreement for $35,000.  The convertible promissory note, which is due on July 1, 2015, bears interest at the rate of 8% per annum.

Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s common stock at a conversion price of 52% multiplied by the Market Price. The Market Price means the average of the lowest fifteen Trading Prices for the Common stock during the (30) Trading Day period ending on the last complete Trading Day prior to Conversion Date.

At September 30, 2014, the promissory note has not been repaid or converted

Note C-15: On July 11, 2014, the Company entered into a convertible promissory note agreement for $35,000.  The convertible promissory note, which is due on July 11, 2015, bears interest at the rate of 8% per annum.

Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s common stock at a conversion price of 52% multiplied by the Market Price. The Market Price means the average of the lowest fifteen Trading Prices for the Common stock during the (30) Trading Day period ending on the last complete Trading Day prior to Conversion Date.

At September 30, 2014, the promissory note has not been repaid or converted

Note C-16: On July 9, 2014, the Company entered into a convertible promissory note agreement for $70,000.  The convertible promissory note, which is due on July 9, 2015, bears interest at the rate of 8% per annum.

Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s common stock at a conversion price of 52% multiplied by the Market Price. The Market Price means the average of the lowest fifteen Trading Prices for the Common stock during the (30) Trading Day period ending on the last complete Trading Day prior to Conversion Date.

At September 30, 2014, the promissory note has not been repaid or converted

Note C-17: On July 1, 2014, the Company entered into a convertible promissory note agreement for $13,750.  The convertible promissory note, which is due on July 1, 2015, bears interest at the rate of 10% per annum.

Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s common stock at a conversion price of 52% multiplied by the Market Price. The Market Price means the average of the lowest fifteen Trading Prices for the Common stock during the (30) Trading Day period ending on the last complete Trading Day prior to Conversion Date.

At September 30, 2014, the promissory note has not been repaid or converted

Note C-18: On July 14, 2014, the Company entered into a convertible promissory note agreement for $50,000.  The convertible promissory note, which is due on July 14, 2015, bears interest at the rate of 8% per annum.

Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s common stock at a conversion price of 52% multiplied by the Market Price. The Market Price means the average of the lowest fifteen Trading Prices for the Common stock during the (30) Trading Day period ending on the last complete Trading Day prior to Conversion Date.

At September 30, 2014, the promissory note has not been repaid or converted

Note C-19: On September 12, 2014, the Company entered into a convertible promissory note agreement for $75,000.  The convertible promissory note, which is due on September 12, 2015, bears interest at the rate of 6% per annum.  In the event the note is not repaid or converted on or prior to September 12, 2014 or after an event of default, the rate of interest applicable to the unpaid principal amount shall increase to 16% per annum.

Pursuant to the agreement, the holder of the note has the right to convert upon written notice to the Company the principal then due under the note on the following terms: (i) automatically into the Company’s common stock at a conversion price of 65% multiplied by the Market Price which represents a 35% discount. The Market Price means the average of the lowest ten days Trading Prices for the Common stock during the (30) Trading Day period ending on the last complete Trading Day prior to Conversion Date.

This note is secured by 10,000,000 of common stock of the Company.

At September 30, 2014, the promissory note has not been repaid or converted

Note C-20: On July 7, 2014, the Company entered into a convertible promissory note agreement for $10,000. The note is non-interest bearing.  The convertible promissory note is due on December 31, 2014.

On October 3, 2014 this note was converted into 1,515,000 of common stock of the Company (Note 11).

Other Notes Paid or Converted

Note C-8: On March 11, 2014, the Company entered into a convertible promissory note agreement for $15,000.  The convertible promissory note, which was due on April 1, 2014, bore interest at the rate of 0% per annum.  On April 3, 2014 this note was converted into 150,000 common shares and has been fully satisfied.

Note C-9: On March 26, 2014, the Company entered into a convertible promissory note agreement for $5,000.  The convertible promissory note, which was due on June 26, 2014, bore interest at the rate of 0% per annum.   Pursuant to the agreement, the holder of the note had the right to convert upon written notice to the Company the principal then due under the note, the holder had the option of converting the note into the requisite number of units of the Company’s common stock.  The conversion price was determined by the Company immediately prior to the time of conversion.

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

Note C-10: On March 26, 2014, the Company entered into a convertible promissory note agreement for $2,000.  The convertible promissory note, which was due on June 26, 2014, bore interest at the rate of 0% per annum.   Pursuant to the agreement, the holder of the note had the right to convert upon written notice to the Company the principal then due under the note, the holder had the option of converting the note into the requisite number of units of the Company’s common stock.  The conversion price was determined by the Company immediately prior to the time of conversion.

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

During the nine months ended September 30, 2014, the Company recognized an aggregate of $35,761 (September 30, 2013-$45,715) in interest expense for the convertible notes.

NOTE 6 – ADVANCES RECEIVED

During the year ended December 31, 2013, the Company received $674,500 in advances from Global Energy Innovations Inc., an independent company incorporated in British Columbia, Canada with no contractual affiliation with Global Energy Innovations, Inc., or with GEI Global Energy Corp.  The final terms of the repayment agreement are currently under negotiation.

NOTE 7 - EQUITY

On September 30, 2014, the Company had 981,345,686 issued and outstanding and the Company had 8,000,000,000 shares of common stock authorized.

Each share of common stock shall have one (1) vote per share for all purpose. The common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. The Company’s common stock holders are not entitled to cumulative voting for election of Board of Directors.

Nine months ended September 30, 2014

Stock Issued for Cash

During the nine months ended September 30, 2014, the Company issued 2,283,333 shares of common stock for proceeds of $43,000.

Stock Issued for Services

During the nine months ended September 30, 2014, the Company issued 116,523,601 shares of common stock valued at $5,937,384 as follows:

Date	Number of Shares
Period ended March 31, 2014	41,723,601
Period ended June 30, 2014	3,450,000
Period ended September 30, 2014	71,350,000
Total	116,523,601

Stock Issued in Connection with the Conversion of Debt

During the three months ended March 31, 2014, the Company issued 1,930,000 shares of common stock valued at $87,572 for the conversion of the principal and accrued interest of debt held by 2 convertible debt holders. During the three months ended June 30, 2014 the Company issued 4,429,107 shares of common stock valued at $46,337. During the three months ended September 30, 2014 the Company issued 567,572,283 shares of common stock valued at $504,997. The fair value of the shares issued for the conversion of debt was recorded as a reduction in convertible notes payable and accrued interest payable for the nine months ended September 30, 2014.

Date	Number of Shares	Fair Value
March 31, 2014	1,930,000	$87,572
June 30, 2014	4,429,107	46,337
September 30, 2014	567,572,283	504,997
Total	573,931,390	$638,906

Stock Issued in Connection with the Conversion of Accounts Payable

During the nine months ended September 30, 2014, the Company issued 233,379,633 shares of common stock valued at $158,742.

Stock Issued in Connection with the cashless warrants

During the nine months ended September 30, 2014, the Company issued 36,291,360 shares of common stock upon the exercise of cashless warrants. As at September 30, 2014, no more exercisable warrants remain outstanding.

Stock Issued for Deferred Financing Cost

During the six month period ended June 30, 2014, the Company issued 1,500,000 shares of common stock valued at $11,500 for deferred financing costs. The Company determined that this financing was not going to be completed and expensed it during the three months ended June 30, 2014.

During the nine month period ended September 30, 2014, the Company issued 15,625,000 of common stock valued at $125,000 for deferred financing costs. These costs will be amortized using the effective interest rate method.

Stock Issued and Issuable under Anti-Dilution Provisions

During the nine month period ended September 30, 2014, the Company issued 1,684,399 shares under anti-dilution provisions. As at September 30, 2014, the Company had 2,129,523,186 shares of common stock issuable under anti-dilution provisions.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. The preferred stock may be divided into number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to and imposed upon any wholly issued series of preferred stock, and to fix the number of shares of any series of preferred stock and the designation of any such series of preferred stock. Currently there are 2,500 shares of Series A Convertible Super-Voting Preferred Stock issued and outstanding.

Series A Convertible Super-Voting Preferred Stock

The Board of Directors has designated a series of preferred stock entitled Series A Convertible Super-Voting Preferred Stock. Each of these preferred shares has a common stock conversion rate of 1/1000 of the total issued shares of the common stock of the Company at the time of conversion.  Furthermore, these preferred shares will at all times prior to their total conversion have a collective voting right equal to 50.00% of the total outstanding voting power of the corporation.  As a result of the issuance to the Chief Executive Officer of 2,500 shares of Series A Convertible Super-Voting Preferred Stock and his holdings of the Company’s common stock, the Chief Executive Officer has voting control of the Company, with the voting power to elect the Company’s Board of Directors.

Share Purchase Warrants

		Weighted Average
		Exercise
	Number of	Price
	Warrants	$

Balance, December 31, 2013	297	126
Cashless warrants exercised (1)	(297)	-
Balance, September 30, 2014	-	-

(1)	The Company issued 297 (59,325 pre-split) warrants during the year ended December 31, 2013. The exercise price per share of common stock under this warrant was $126 per share ($0.63 pre-split) subject to anti-dilution provisions.

If at any time after the earlier of (i) the six month anniversary of the date of the agreement and (ii) the completion of the then-applicable holding period required by Rule 144, or any successor provision then in effect, then these warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the Holder is entitled to receive a number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where:

(A)	= the volume weighted average price on the trading day immediately preceding the date on which the holder elects to exercise this warrant by means of a “cashless exercise.”
(B)	= the exercise price of this warrant, adjusted for dilution provisions.
(X)	= the number of warrant shares that would be issuable upon exercise of warrant in accordance with the terms of this warrant if such exercise were by means of a cash exercise rather then a cashless exercise.

During the nine months ended September 30, 2014, the Company issued 36,291,360 shares of common stock upon the exercise of cashless warrants. As at September 30, 2014, no more warrants remain outstanding.

NOTE 8 – SELLING, GENERAL AND ADMINISTRATIVE

	Nine Months Ended
	September 30, 2014	September 30, 2013
Business development	$551,871	$136,251
Professional services	1,157,360	27,622
Rent	41,359	30,225
Office expense	90,098	34,590
Management salaries	1,279,648	76,629
Total general and administrative	$3,120,336	$308,317

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

On May 30, 2013, the Company entered into a lease agreement for Engineering and Office Rental Space with Trialon Corporation. The monthly lease rate is $5,075.    The Company paid a security deposit of $5,075 and the first six months of rent of $30,450 in June 2013.    There is no prepaid rent balanced as of September 30, 2014.

NOTE 10– RESTRICTED CASH

During the three month period ended September 30, 2014, the Company entered into an agreement with a lender to provide financing for a purchase order for its demonstration asset (See Note 5 – Note C-11). As at September 30, 2014, $41,848 is held in escrow until the purchase order is finalized and complete.

NOTE 11– SUBSEQUENT EVENTS

On October 3, 2014, the Company recorded the issuance of common stock of 1,515,000 for the conversion of $10,000 debt.

On October 10, 2014, the Company recorded the issuance of common stock of 56,300,000 for the conversion of $5,630 debt.

On October 3, 2014, the Company recorded the issuance of common stock of 69,531,249 for the conversion of $37,350 debt.

On October 5, 2014, the Company recorded the issuance of common stock of 5,000,000 for purchase of demonstration supplies.

On October 10, 2014, the Company recorded the issuance of common stock of 113,806,019 for the conversion of $25,276 debt.

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

The GEI fuel cell system provides primary power for homes and buildings and is viewed by management to have a competitive advantage due to very restrictive offerings from other companies with only back-up power (due to fuel restrictions) or power to one singular application (due to technology restrictions). The GEI X5 core strategy is to avoid providing a "niche" technology for a "niche" application, but rather provide a robust and scalable systems technology applicable across multiple platforms that allow high volume cost reductions and savings in design and manufacturing cost. There are currently 3 patents that protect this technology and the Company plans for several more to be filed before the end of 2014.

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

We anticipate that we will achieve full commercial operations in 2015.

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

Results of Operations for the three and nine months ended September 30, 2014 and September 30, 2013

Three months ended

The Company generated $20,924 in other income for the three months ended September 30, 2014 compared to $nil for the three months ended September 30, 2013.

Selling, general and administrative expenses increased to $607,430 from $154,675 for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in our selling, general and administrative expenses are related largely to an increase in professional fees during the three months ended September 30, 2014 compared to in the three months ended September 30, 2013.

Consulting expense increased to $236,747 from $nil for the three months ended September 30, 2014 and September 30, 2013, respectively. Our consulting expense increased as a result of the increase in consulting services needed to develop our demonstration asset.

Interest expense increased to $50,210 from $15,393 for the three months ended September 30, 2014 and September 30, 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits from the conversion of our principle debt and accrued interest.

Depreciation expense decreased to $3,048 from $4,150 for the three months ended September 30, 2014 and September 30, 2013, respectively. Our depreciation expense decreased as a result of the decrease in amortizable assets for the period.

Deferred financing expense increased to $79,181 from $nil for the three months ended September 30, 2014 and September 30, 2013, respectively. Our deferred financing expense increased as a result of the outcome of our financing endeavors.

Nine months ended

The Company generated $20,924 in other income for the nine months ended September 30, 2014 compared to $nil for the nine months ended September 30, 2013.

Selling, general and administrative expenses increased to $3,120,336 from $308,317 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in our selling, general and administrative expenses are largely related to the increase in salaries of management, business development, and professional fees during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Consulting expense increased to $1,891,328 from $nil for the nine months ended September 30, 2014 and September 30, 2013, respectively. Our consulting expense increased as a result of the increase in consulting services needed to develop our demonstration asset.

Interest expense increased to $149,656 from $49,439 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings and accrued interest.

Depreciation expense increased to $9,144 from $6,721 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Our depreciation expense increased as a result of the increase in our leasehold improvements.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at September 30, 2014 of $12,323,832 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers and convertible note agreements to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) operating activities were ($465,730) and ($351,835) for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in cash used in operations was primarily attributable to the increase of general and administrative expenses in 2014 as compared to the 2013 period.

Cash flows from investing activities. Our cash (used in) investing activities were ($199,751) and ($166,697) for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in cash used in investing activities was the purchase of equipment for our demonstration asset and leasehold improvements in our warehouse.

Cash flows from financing activities. Cash provided by financing activities was $690,986 and $533,626 for the nine months ended September 30, 2014 and September 30, 2013, respectively. We received cash from convertible debt issued, cash issued for common stock, and advances from our CEO for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we repaid part of our convertible notes payable and related party notes.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of September 30, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended October 31, 2012 during our nine months ended September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Stock Issued for Cash

During the nine months ended September 30, 2014, the Company issued 2,283,333 shares of common stock for proceeds of $43,000.

Stock Issued for Services

During the nine months ended September 30, 2014, the Company issued 116,523,601 shares of common stock valued at $5,937,384 as follows:

Date	Number of Shares
Period ended March 31, 2014	41,723,601
Period ended June 30, 2014	3,450,000
Period ended September 30, 2014	71,350,000
Total	116,523,601

Stock Issued in Connection with the Conversion of Debt

During the three months ended March 31, 2014, the Company issued 1,930,000 shares of common stock valued at $87,572 for the conversion of the principal and accrued interest of debt held by 2 convertible debt holders. During the three months ended June 30, 2014 the Company issued 4,429,107 shares of common stock valued at $46,337. During the three months ended September 30, 2014 the Company issued 567,572,283 shares of common stock valued at $504,997. The fair value of the shares issued for the conversion of debt was recorded as a reduction in convertible notes payable and accrued interest payable for the nine months ended September 30, 2014.

Date	Number of Shares	Fair Value
March 31, 2014	1,930,000	$87,572
June 30, 2014	4,429,107	46,337
September 30, 2014	567,572,283	504,997
Total	573,931,390	$638,906

Stock Issued in Connection with the Conversion of Accounts Payable

During the nine months ended September 30, 2014, the Company issued 233,379,633 shares of common stock valued at $158,742.

Stock Issued in Connection with the cashless warrants

During the nine months ended September 30, 2014, the Company issued 36,291,360 shares of common stock upon the exercise of cashless warrants. As at September 30, 2014, no more exercisable warrants remain outstanding.

Stock Issued for Deferred Financing Cost

During the six month period ended June 30, 2014, the Company issued 1,500,000 shares of common stock valued at $11,500 for deferred financing costs. The Company determined that this financing was not going to be completed and expensed it during the three months ended June 30, 2014.

During the nine month period ended September 30, 2014, the Company issued 15,625,000 of common stock valued at $125,000 for deferred financing costs. These costs will be amortized using the effective interest rate method.

Stock Issued and Issuable under Anti-Dilution Provisions

During the nine month period ended September 30, 2014, the Company issued 1,684,399 shares under anti-dilution provisions. As at September 30, 2014, the Company had 2,129,523,186 shares of common stock issuable under anti-dilution provisions.

Period from October 1, 2014 through November 17, 2014

On October 3, 2014, the Company recorded the issuance of common stock of 1,515,000 for the conversion of $10,000 debt.

On October 10, 2014, the Company recorded the issuance of common stock of 56,300,000 for the conversion of $5,630 debt.

On October 3, 2014, the Company recorded the issuance of common stock of 69,531,249 for the conversion of $37,350 debt.

On October 5, 2014, the Company recorded the issuance of common stock of 5,000,000 for purchase of demonstration supplies.

On October 10, 2014, the Company recorded the issuance of common stock of 113,806,019 for the conversion of $25,276 debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine months period ended September 30, 2014.

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

Registrant	GEI Global Energy Corporation

Date: November 17, 2014	By:	/s/ Dr. K. J. Berry
Dr. K. J. Berry
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: November 17, 2014	By:	/s/ Dr. K. J. Berry
Dr. K. J. Berry
Chief Financial Officer (Principal Accounting Officer),

